Form 10-Q
period 2012-03-31
W270, INC.
filed 2012-05-14
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

the quarterly period ended March 31, 2012

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number 333-176388

W270, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2808694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4221 Camino Alegre, La Mesa, CA	91941
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (619) 253-2129

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:

Mintz & Fraade P.C.

488 Madison Avenue, Suite 1100

New York, New York 10022

Telephone: 212-486-2500

Attn: Frederick Mintz

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       .  No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes   X .  No       .

The number of shares of the registrant’s common stock outstanding as of May 14, 2012 was 6,000,000 shares.

W270, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of W270, Inc. at March 31, 2012 (unaudited) and June 30, 2011 (audited)	3

	Statements of Operations of W270, Inc. for the Three Months and Nine Months ended March 31, 2012, and for the period June 24, 2011 (Inception) through March 31, 2012 (unaudited)	4

	Statement of Cash Flows of W270, Inc. for the Nine Months ended March 31, 2012 and for the period June 24, 2011 (Inception) through March 31, 2012 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		31

PART I.  FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

W270, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	June 30, 2011 (audited)
ASSETS

CURRENT ASSETS:
Cash	$654	$-
Prepaid expense	345	-
Total Current Assets	999	-

OTHER ASSETS:
Deferred offering costs	46,978	-
Intangible asset – Client/Customer list, net	250	1,000
Total Other Assets	47,228	1,000

TOTAL ASSETS	$48,227	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$66,695	$615
Loans – unrelated parties	9,749	-
TOTAL LIABILITIES	76,444	615

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid in capital	-	-
Deficit accumulated during development stage	(34,217)	(5,615)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(28,217)	385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,227	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended March 31, 2012	For the nine months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2012

Revenue	$-	$-	$-

Expenses:
Consulting and other expense	9,261	27,852	27,852
Amortization expense	250	750	750
Organization expenses	-	-	5,615
Loss before provision for income tax	9,511	28,602	34,217

Provision for income tax	-	-	-

Net loss	$(9,511)	$(28,602)	$(34,217)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	6,000,000	6,000,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the nine months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(28,602)	$(34,217)
Amortization	750	750
Shares issued for organizational expense	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(345)	(345)
Change in accrued expenses	66,080	66,695
Change in deferred expenses	(46,978)	(46,978)
Net Cash Provided by (Used in) Operating Activities	(9,095)	(9,095)
CASH FLOW FROM INVESTING ACTIVITIES	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from unrelated parties	14,749	14,749
Repayments of loan from unrelated party	(5,000)	(5,000)
Net Cash Provided by (Used in) Financing Activities	9,749	9,749
CHANGE IN CASH	654	654
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$654	$654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Stock issued for intangible asset -client/customer list	$-	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

March 31, 2012

NOTE 1 – ORGANIZATION

W270, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 1,000,000 shares of its common stock to our founder, as consideration for the purchase of a business plan along with client/customer list. Our founder paid approximately $1,000 for the business plan and the client/customer list which was acquired by Mr. Fry over time. The acquisition was valued at $1,000.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915,

Development Stage Entities.

The Company will acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by small to medium sized businesses. The Company’s products and services will use proprietary technology that will enable users to work collaboratively to obtain substantial improvements in performance, reliability and usability.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2011 and notes thereto contained in our Prospectus which was granted effectiveness on May 9, 2012.

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

h. Related Software Costs

Certain direct purchase and related development costs associated with software are capitalized and include external direct costs for services and payroll costs. These costs include employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment and will be amortized over a period of three to five years beginning when the asset is substantially ready for use. Costs incurred during the project stage, as well as maintenance and training costs are expensed as incurred.

i. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

For the three month and nine month periods ended March 31, 2012 we recognized $250 and $750 in amortization expense, respectively. Our customer list was placed in service on July 1st, 2011. We currently amortize our customer list over a period of twelve (12) months.

j. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies. Instead, the effective dates for private companies for such standards will apply to an EGC. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

Under the JOBS Act, the Company meets the definition of an EGC. During the period it continues to be eligible for EGC status, the Company will apply new or revised accounting standards following the effective dates for private companies.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $75,445 and a deficit accumulated during the development stage of $34,217 at March 31, 2012.  As of March 31, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from services or software products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company issued 5,000,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services. These services were valued at $5,000. Following its formation, the Company issued 1,000,000 shares of common stock to our incorporator, chief executive officer and president, as consideration for the purchase of a business plan along with a client/customer list. Our incorporator, chief executive officer and president paid approximately $1,000 in producing that business plan and the client/customer list were acquired over time. The acquisition of the business plan and client/customer list was valued at $1,000.

At March 31, 2012, there are 6,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTIES

As of March 31, 2012 the Company received $9,749 in net loan proceeds from three unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 6 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. As of March 31, 2012, deferred offering costs were $46,978. The Company incurred $20,000 in deferred offering costs for legal services performed by our former securities counsel and recognized an obligation due to our current securities counsel in the amount of $18,750.

NOTE 7 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $34,217 that may be available to reduce future years’ taxable income through 2031.

As of March 31, 2012

Deferred tax assets:
Net operating tax carryforwards	$13,345
Other	-
Gross deferred tax assets	13,345
Valuation allowance	(13,345)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after March 31, 2012 through the date of issuance of the unaudited financial statements.. The Company received its effectiveness notice on its registration statement from the SEC on May 9, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:  Statements about Our Future Expectations Are "Forward-Looking Statements" And Are Not Guarantees Of Future Performance.  When Used Herein, The Words "May," "Will," "Should," "Anticipate," "Believe," "Appear," "Intend," "Plan," "Expect," "Estimate," "Approximate," And Similar Expressions Are Intended To Identify Such Forward-Looking Statements. These Statements Involve Risks And Uncertainties Inherent In Our Business, Including Those Set Forth Under The Caption "Risk Factors," In This Disclosure Statement, And Are Subject To Change At Any Time.  Our Actual Results Could Differ Materially From These Forward-Looking Statements.  This Form 10-Q Does Not Have Any Statutory Safe Harbor For This Forward Looking Statement.  We Undertake No Obligation To Update Publicly Any Forward-Looking Statement.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of May 14, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. For the remainder of fiscal year 2012, Mr. Fry will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

The Company issued 5,000,000 shares of its common stock to Mr. Fry at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan and a client/customer list. See also “Certain Relationships and Related Transactions.”

We are a development stage company and have no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this marketplace. To date, we have not developed any product and cannot predict when a product will be internally developed or acquired. We believe that we may have an advantage with our founder, president, and chief executive officer industry relationships and soliciting the help of these relationships in growing our business model.

As of March 31, 2012, we had limited assets which consisted of; cash of $654, prepaid expense of $345, deferred offering costs of $46,978 and intangible assets relating to our client/customer list valued at $1,000, net of amortization expense of $750. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock, from stockholder or non-related party loans, or from funding provided by strategic joint ventures. Furthermore in order to be able to implement the foregoing plan of operations, we anticipate that we will have to secure financing between $50,000 and $100,000 during the third quarter of calendar year 2012 if we are able to complete our offering during the second quarter of calendar year 2012. If we are not successful in raising additional financing, we will not be able to proceed with our business plan.

Based on the nature of our business, we anticipate incurring operating losses into the foreseeable future. Because we currently do not have any developed software products and our resources are limited, we cannot predict if and when we will generate revenues and whether we will become a viable business. Accordingly, due to our lack of assets, operations and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Proposed Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the funds necessary. If we do, products could be ready within three to six months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

We intend to acquire and/or develop and market software that has the ability to significantly enhance the performance and functionality of Internet services and applications used by medium sized businesses.  In addition, the Company intends to establish relationships with a number of well established companies with the intention to create a reseller or distributor relationship with such companies which have an existing software platform, Internet access connectivity solutions, application integration services and related services from which the Company can resell such services and receive sales commissions and referral fees. These services are separate from the development of our software product; however, complement one another as an information technology integration and software solutions provider.

Our business operations will be comprised of two distinct divisions; a) software products for Internet and/or Intranet applications and b) software integration services. The software products division initially intends to work in conjunction with an established software development firm.  The Company has started the development of an initial design and framework of its proposed portal platform through the efforts of its founder, president, and chief executive officer, as well as through the efforts of a  software development firm with which the Company has been working with on an as “needed basis.”  The portal platform acts as a software platform that simplifies the integration of other third party software into an enterprise’s existing infrastructure, that enables the software to be easily used over the Internet, or in the cloud, and helps improve bandwidth utilization and Internet connectivity performance for all users that are on the respective company’s network. The Company has completed its application specific scope of work and software development framework that details the features, functionality and purpose of the software, as well as technology integration issues and software development initiatives that need to be managed to create a completed software product that offers the capabilities of being used in conjunction with other third party software applications. In addition, initial development coding of the software has commenced based upon the aforementioned scope of work and development framework. Similar to Microsoft’s SharePoint software portal that provides a collaborative environment for sharing and managing files and documents, our portal platform is intended to enable the integration of other third party software applications which enables collaboration capabilities to share, edit, and manage files, documents and application resources within and across any of the enterprise’s applications.

The Company’s software integration business will entail management and oversight for specific small – medium sized business software integration projects. Integration management includes providing research, defining the project scope, setting timelines and milestones, and development oversight. Offering these services also includes performance appraisals, defining enhancements based upon client needs, and tending to issues that may arise. The focus areas of our software integration services will be toward customer resource management (CRM) systems, and event resource planning (ERP) software programs. The Company has, through our founder and CEO, the experience and expertise to evaluate any CRM or ERP package from proprietary to open source solutions. These solutions will be provided with the objective of maximizing a client’s technology investment, enabling communication between a client’s CRM or ERP package and other software applications their respective enterprise runs, as well as to manage technology upgrades and migration issues as new technologies are developed and new software tools and standards are implemented.

To date no saleable product has been developed through these development and programming efforts. The software integration division intends to develop a management team with the appropriate technical skills necessary in technology and other enterprise resource planning (ERP) software. Contract sizes we believe will range from $10,000 to $100,000 initially and may expand beyond this range as we progress. This range is based solely upon the industry observations of our founder, president, and chief executive officer and not based on any formal studies conducted by the Company or that may be available outside of the Company. The Company believes initially integration clients will come primarily from referrals of business associates of our founder, president, and chief executive officer and/or other middleware software providers which our founder, president, and chief executive officer has professional relationships through his employment with an unrelated business, however, we cannot predict when those referrals will occur, or if at all.

The Company’s growth is intended to come from the application of the following strategies:

•

Focus on Internet and Intranet applications for software technologies acquired or developed through marketing and selling channels.

•

Leverage customer relationships and provide quality customer service.

•

Achieve technological leadership through its developed products and services.

•

Develop and leverage alliances with key business partners.

•

Develop vertical markets revolving around the three I’s; Internet, Intranet and Integration.

The Company's business objective is to be the preferred provider of software integration solutions and related services for small to medium sized business entities throughout the United States. The Company is pursuing the following strategies pertaining to software integration to achieve this objective:

Maintain and Enhance Technical Expertise-The Company will seek to create and maintain its technical expertise by the hiring of and training of the most proficient engineering personnel available. The Company will also create a training program to assist in maintaining its technical proficiency. The Company will focus on corporate culture, employment environment and incentive systems in order to motivate reward and retain employees. Additionally, the Company will evaluate opportunities for strategic acquisitions of complementary professional services organizations, which have a proven record of delivering high quality technical services.

Create a National Presence-The Company will seek to create and enhance a national reputation and aggressively market its services. The Company will also evaluate opportunities to create a network through strategic acquisitions of professional services organizations located in diverse geographic markets.

Quality, Service and Customer Support-The Company's future engineers and technicians will follow documented and standardized methodologies to ensure a consistent approach to similar types of projects, thereby fostering uniform quality and more cost-efficient solutions for clients. The Company will assume responsibility for all aspects of its custom-designed solutions, providing clients with a single point of contact to address any concerns with respect to project implementation, thus allowing clients to avoid managing multiple service providers and product vendors.

Client Base-The Company's future comprehensive range of services will permit interaction with diverse points of contact and decision makers within a client's organization, including the founder, president, and chief executive officer, chief financial officer, chief information officer, divisional or department executives and purchasing managers. The Company will seek to utilize these multiple points of contact in order to expand its relationships with clients to obtain additional internetworking and applications projects, as well as generate recurring revenues by providing services such as network management and telecommunications services.

Alliances with Industry Leaders-The Company expects to create alliances and relationships with industry-participating product vendors, telecommunications carriers and Internet service providers. Our belief is that we will be provided introductions and opportunities to network with industry participants through referrals from business contacts of our founder, president, and chief executive officer. We believe that these business relationships of our founder, president, and chief executive officer will enhance the Company’s credibility and provide leads to new business opportunities. On certain occasions, the Company will also team with large systems integrators and consultants on complex projects for major enterprises. The Company will also pursue alliances and relationships to expand its service offerings and remain current with advances in computing and communications technology.

Multiple Sales Channels-The Company believes that it will create or attract a direct sales force that will focus exclusively on the sale of its services and applications. In addition to developing this direct sales force, the Company intends to utilize outside organizations and their sales staff for the generation of sales leads. The Company believes that it will receive sales leads from product and service vendors as well as large systems integrators and consultants.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products or otherwise operating our business.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies will use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the US as well, and the US Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

Employees

As of May 14, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Mr. Fry will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Fry is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer.  Mr. Fry is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. Fry has been initially compensated through the form of common stock or equity in the Company, and will continue to forego cash payments for his services. It is his belief that these actions are in the best interest of the Company and its prospective investors who may invest in the offering. Beyond Mr. Fry’s services, we have currently been working with an independent software development firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

There is no written employment contract or agreement in place with our founder, president, and chief executive officer.

Property

Our office and mailing address is 4221 Camino Alegre, La Mesa, CA 91941. The space is provided to us by Mr. Fry. Mr. Fry incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

 Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•

 Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

 Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

 Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under section 107(b)(3), such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective dates for private companies.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies. Instead, the effective dates for private companies for such standards will apply to an EGC. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

Under the JOBS Act, the Company meets the definition of an EGC. During the period it continues to be eligible for EGC status, the Company will apply new or revised accounting standards following the effective dates for private companies.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this accounting guidance effective January 1, 2012. The adoption of ASU 2011-04 did not result in a material impact to the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This accounting update requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The updated guidance defers the requirement in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments apply to public and nonpublic companies and are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption of the amendments is permitted. As disclosed above, the Company will apply new or revised accounting standards following the effective dates for nonpublic companies. Since early adoption of the amendments is permitted, the Company has elected to early adopt this accounting guidance effective January 1, 2012 and has presented the items of net income and other comprehensive income in a single continuous statement in this report. The adoption of ASU 2011-05 and ASU 2011-12 did not result in a material impact to the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our business plan and client/customer lists on June 30, 2011. Most of the activity through March 31, 2012 involved incorporation efforts, planning and acquisition of the client/customer lists, as well as preparation for the offering.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern.

We intend to acquire and/or develop and market software that has the ability to significantly enhance the performance and functionality of Internet services and applications used by medium sized businesses.  In addition, the Company is developing relationships with a number of well established companies with the intention to create a reseller or distributor relationship with such companies which have an existing software platform, Internet access connectivity solutions, application integration services and related services from which the Company can resell such services and receive sales commissions and referral fees. These services are separate from the development of our software product; however, complement one another as an information technology integration and software solutions provider.

Our business operations will be comprised of two distinct divisions; a) software products for Internet and/or Intranet applications and b) software integration services. The software products division initially intends to work in conjunction with an established software development firm.  The Company has started the development of an initial design and framework of its proposed portal platform through the efforts of its founder, president, and chief executive officer, as well as through the efforts of a  software development firm with which the Company has been working with on an as “needed basis.”  The portal platform acts as a software platform that simplifies the integration of other third party software into a businesses’ (or commonly referred to as an ‘enterprise’) existing infrastructure, that enables the software to be easily used over the Internet, or in the cloud, as well as helps improve bandwidth utilization and Internet connectivity performance for all users that are on the enterprise’s network. The Company has completed its application specific ‘scope of work’ and software ‘development framework’ that details features, functionality and purpose of the software, as well as technology integration issues and software development initiatives that need to be managed to create a completed software product that offers the capabilities of being used in conjunction with other third party software applications. In addition, initial development coding of the software has commenced based upon the aforementioned scope of work and development framework. Similar to Microsoft’s SharePoint software portal that provides a collaborative environment for sharing and managing files and documents, our portal platform is intended to enable the integration of other third party software applications which enables collaboration capabilities to share, edit, and manage files, documents and application resources within and across any of the enterprise’s applications. We have not had any material discussions surrounding the acquisition of any software products, nor do we have any agreements (written or oral) in place in order to do so. Once our intended initial technologies have been developed, or a software application distributor or reseller relationship has been formalized with an established industry participant, the Company intends to seek the help of outside sales and marketing consultants to develop a sales and marketing strategy to capitalize on these initial technologies. We intend to create and staff an in-house software development group, which we believe may develop new generations of acquired applications (if applications are acquired) and/or products of a similar nature and necessity to our business development. The Company is currently working on the development of its own products through the programming skills of its founder, president, and chief executive officer, as well as through a software development firm which it has been working with us on an as needed basis and as our budget allows.

The Company’s software integration business will entail management and oversight for specific small – medium sized business software integration projects. Integration management includes providing research, defining the project scope, setting timelines and milestones, and development oversight. Offering these services also includes performance appraisals, defining enhancements based upon client needs, and to tend to issues that may arise. The focus areas of our software integration services will be towards customer resource management (CRM) systems, and event resource planning (ERP) software programs. The Company has, through our founder and CEO, the experience and expertise to evaluate any CRM or ERP package from proprietary to open source solutions. These solutions will be provided with the objective of maximizing a client’s technology investment, enabling communication between a client’s CRM or ERP package and other software applications their respective enterprise runs, as well as to manage technology upgrades and migration issues as new technologies are developed and new software tools and standards are implemented.

To date no saleable product has been developed through these development and programming efforts. The software integration division intends to develop a management team with the appropriate technical skills necessary in technology and other enterprise resource planning (ERP) software. Contract sizes we believe will range from $10,000 to $100,000 initially and may expand beyond this range as we progress. This range is based solely upon the industry observations of our founder, president, and chief executive officer and not based on any formal studies conducted by the Company or that may be available outside of the Company. The Company believes initial integration clients will come primarily from referrals of business associates of our founder, president, and chief executive officer and/or other middleware software providers with which our founder, president, and chief executive officer has professional relationships with through his employment with a nonrelated business, however, we cannot predict when those referrals will occur, or if at all.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our product(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed any products. We may not be able to acquire or internally develop any products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any products, we must be able to secure the necessary financing, beyond just the proceeds of the offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, president, and chief executive officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Despite the aforementioned in order to execute on our business plan, we must complete our offering and then seek additional financing. If and when we obtain the required financing, we should be able to undertake the first steps necessary in our business plan. We will seek to engage or hire programmers or outside consultants to enhance the abilities of our founder, president, and chief executive officer in the development and execution of our business plan steps. As mentioned above these (initial) costs could very well be in excess of $100,000 and needed as payment for services to be performed over the next 12 months as we move forward with our business plan.

The following outlines the steps or stages that we expect to encounter and necessary funding needed for each stage. Within each stage we have outlined the metrics or performance that we must accomplish as we move forward with our business plan. This should enable the Company to continue as a going concern as long as we are able to seek additional financing on acceptable terms.

Stage One (Months 1 – 3) ($15,000 est. costs)

•

outline the scope of work and framework to initiate the development of our software application

•

begin the coding of our software based upon the initial scope of work and development framework

•

build our Company web site to provide our identity and service offering to promote our software development and integration service

•

commence marketing through referrals, our website, and target-directed email

•

create relationships with existing software development companies, software integration firms, application developers, and internet connectivity providers to establish reseller and JV opportunities which we in turn offer to potential clients

Stage Two (Months 3 – 5) ($15,000 est. costs)

•

initiate testing of our software application to improve and refine components of our system to uphold quality and application usability

•

analyze and test software for integration capabilities with other 3rd party software applications

•

CRM systems

•

ERP applications

•

finalize a strategic reseller and/or JV relationship with an established company whereby the Company can begin to market its services

Stage Three (Months 6 – 8) ($30,000 est. costs)

•

initiate a multi-faceted marketing campaign to attract new customers for software integration services and the services/products of our reseller/JV partners

•

research and refine our target market of potential customers by  using geographic, demographic, and business needs analysis of specific industries

•

finalize application development and software integration components of our software and commence alpha testing with select target customers and partners

•

refine and improve the software based on simple feedback, bugs, fixes, and needs of our alpha testing group

Stage Four (Month 9 - 12) ($40,000 est. costs)

release software to the marketplace in a controlled marketing campaign to specific target market as a beta release

•

refine and release new versions of software based upon feedback and bug fixes, as well as meet the needs of specific industry sectors

•

increase sales and marketing oriented activities to gain new sales for the Company’s software products and software integration services, as well as the services/products of our reseller/JV partners

As mentioned above the time-line estimate (stages) are predicated upon the Company obtaining the necessary financing either through additional equity or debt beyond our offering. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our time-line goals or action steps. In that case the Company will be forced to proceed on a piecemeal basis using primarily the services of our founder, president, and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our founder, president, and chief executive officer devotes in excess of twenty (20) hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to the offering proceeds we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after our offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and strategic partnerships, begun work on some of the intended software products for the Internet and/or Intranet applications we believe will be desired in the marketplace as well as the software integration services. Our founder, president, and chief executive officer has primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder, president, and chief executive officer, as well as other various industry professionals that he knows, the Company should make further progress in its development of the intended products and services for its planned divisions, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside contractors or industry service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder, president, and chief executive officer, will continue providing his professional services without current compensation. We do not currently have a formal agreement in place with our founder, president, and chief executive officer covering this period; however, our founder, president, and chief executive officer’s current plan is to do substantially all administrative and planning work as well as basic programming and marketing work on his own without cash compensation while he seeks other sources of funding for the Company.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Three month period ended March 31, 2012:

The Company had no revenues for the three month period ended March 31, 2012.

General and administrative expense for the three month period ended March 31, 2012 was $9,511. This consists of coding and other software development costs incurred in developing our portal framework of $9,100, and other expense of $161. We recognized amortization expense of $250. We anticipate as we expand our business operations and implement public reporting requirements, our costs will increase substantially.

Net loss per share for the three month period ended March 31, 2012 was $(0.00).

Nine month period ended March 31, 2012:

The Company had no revenues for the nine month period ended March 31, 2012.

General and administrative expense for the nine month period ended March 31, 2012 was $27,852. This consists of coding and other software development costs incurred in developing our portal framework of $27,500, and other expense of $352.  These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1. We recognized amortization expense of $750. We anticipate as we expand our business operations and implement public report requirements and compliance our costs will increase substantially from period to period.

Net loss per share for the nine month period ended March 31, 2012 was $(0.00).

Liquidity and Capital Resources

We will pay all costs relating to our offering estimated at $55,000. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of W270 until we are able to pay the full amount due either from revenues or loans from a related or unrelated third party. Absent sufficient revenues to pay these amounts within six months from the date of completing our offering, we will seek financial assistance from shareholders or a third party who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus which went effective on May 9, 2012 to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans may be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when W270 has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan funds for this purpose. After our date of inception (June 24, 2011) we entered in an agreement by and between W270 the corporate entity, our founder, president, and chief executive officer, Mr. Fry, and our former legal counsel, Gary B. Wolff, P.C. (filed as Exhibit 10.1 to our registration statement filed on Form S-1) which is binding upon all parties to pay for legal services that were to be performed. As of the January 11, 2012 we terminated that agreement with our formal legal counsel (filed as Exhibit 10.3 to our registration statement filed on Form S-1) for which we settled total legal services performed by the firm of Gary B. Wolff, P.C., to be in the amount of $20,000. As of March 31, 2012 we accrued this amount as an accounts payable due and owing to our formal legal counsel. As of February 5, 2012, we entered into a legal services agreement with our new counsel, Mintz & Fraade, P.C. Our agreement with new legal counsel provides for a fee of $18,750 payable within six months after the close of our offering.

Since acquiring the business plan and client/user lists, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next few months, we will primarily work on our intended service offerings as well internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $80,000 and $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources only (primarily consisting of the services of our founder, president, and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder, president, and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of financing.  Our goal would be to have software product available, services available, multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our founder, president, and chief executive officer or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of W270 because the shares may be issued to parties or entities committed to supporting existing management. W270 may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of March 31, 2012, we owed $66,695 in connection with organizational costs, professional services related to the offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above due and owing to our former legal counsel, and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at March 31, 2012.

As of March 31, 2012, we owed $9,749 in connection with interest-free demand loans from three unrelated parties. The proceeds were used for basic working capital purposes and costs associated with the offering. We owe our former legal counsel $20,000 as settlement for its professional services which we agreed to pay, we owe our current legal counsel $18,750 for their services relative to our offering and we owe $27,500 to our “as needed” basis software development firm.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Fry, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

W270 has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

W270 is an early stage company and has virtually no financial resources. We had a cash balance of $654 as of March 31, 2012. We have negative working capital of $75,445 and a stockholders’ deficit of $34,217 at March 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2011 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amounts that may be received from the offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Until we have completed our offering most if not all of our efforts will be spent in our registration efforts with some efforts in further developing our business plan, however pending the successful completion of the offering, we will seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next three to four months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed portal platform through Mr. Fry’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.”  We currently spend between $2,000 and $3,000 per month in operational expenses not related to the offering. We owe our former legal counsel $20,000 and $18,750 to our current legal counsel for their services associated with the offering. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

2.

W270 is and will continue to be completely dependent on the services of our founder, president, and chief executive officer, Wesley E. Fry, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

W270’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Fry our founder, president, and chief executive officer. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without the services of Mr. Fry or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Fry naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Mr. Fry’s current employment does not limit or restrict him from being involved with our Company, and his employment allows him the flexibility to provide at least 20 hours per week to our Company.

3.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through March 31, 2012, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

The Company has not yet acquired or internally developed any products. We may not be able to acquire or internally develop any products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any products, we must be able to secure the necessary financing, beyond just the proceeds of the offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, president, and chief executive officer providing almost all of the work on his own without any cash compensation. We are using the services of a software development firm with which the Company has been working with on an as “needed basis.” They perform their services on a deferral basis not requiring us to pay them immediately. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

 In addition, the Company’s future profitability, if any, could be materially and adversely impacted if any one or more of its acquired or developed technological products were to experience poor operating results. The Company’s ability to achieve profitability will be dependent on the ability of its future products or services to generate sufficient operating cash flow to fund future growth and/or acquisitions. There can be no assurance that the Company’s future results of operations will be profitable or that its business strategy will be successful or even begin to generate any revenues.

4.

We may not have or ever have the resources or ability to implement and manage growth strategy.

Although the Company expects to experience growth based on being able to implement its business plan, actual operations may never occur because the business plan may never be implemented because of lack of funds to do so. If the Company’s business plan and growth strategy are implemented, of which no assurances can be given, a significant strain on the Company’s management, operating systems and/or financial resources will be imposed. Failure by the Company’s management to manage this growth, if it occurs, or unexpected difficulties encountered during growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitable product lines (if we are able to establish any product or product lines at all) will depend upon a number of factors, including (i) identifying distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital to develop new product lines, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retaining of skilled personnel, if any at all. Certain of these factors will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing companies. Moreover, potential products that may meet the Company’s product focus and other criteria for developing new products or services, if we are able to develop or acquire at all, are believed to be limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

5.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

6.

Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our founder, president, and chief executive officer, Mr. Fry, for a majority of its leads and believes that independent outside sales reps will also be an important source of sales referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that an outside sales person use or recommend the Company's professional services in connection with product sales. We currently have no contracts or agreements in place with any outside sales professional. No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

7.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues derived from internetworking, applications development, and managed services, the size and timing of significant project orders, changes in the mix of employee and subcontractor technicians on projects, the timing of new service offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified technical personnel, disruptions in sources of related products and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expense levels we believe will be based upon, in part, on its expectations as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock would almost certainly be materially adversely affected.

8.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. These include value added resellers (VARs), systems integrators and consultants, and computer or other hardware and software providers. In addition, there can be no assurance that the Company's potential clients will not seek to develop further their in-house capabilities and perform internally more of the services that the Company offers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. The Company expects to encounter intense competition in the Internet/software industry. The Company will also compete for revenues with other Internet software providers. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

9.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our founder, president, and chief executive officer) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our founder, president, and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Fry specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us. A copy of this agreement is filed as Exhibit 10.2 to our Registration Statement filed on Form S-1.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

10.

Because we have nominal assets and no revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

11.

Following the effective date of our Registration Statement, which went effective on May 9, 2012, we will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which was granted on May 9, 2012, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

12.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

13.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

14.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and chief executive officer.

We have only one director who also serves as our founder, president, and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our founder, president, and chief executive officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our founder, president, and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

15.

The Company is selling the shares offered in a prospectus which went effective on May 9, 2012 filed on Form S-1 without an underwriter and may not be able to sell all or any of the shares offered herein.

The common shares are being offered on our behalf by Mr. Fry, our founder, president, and chief executive officer, on a best-effort basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in the offering. Consequently, there is no guarantee that the Company, through its founder, president, and chief executive officer, is capable of selling all, or any, of the common shares offered hereby. The sale of only a small number of shares increases the likelihood of no market ever developing for our shares.

16.

Since there is no minimum for our offering, if only a few persons purchase shares they will lose their money without us being even able to develop a market for our shares.

Since there is no minimum with respect to the number of shares to be sold directly by the Company in its offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners would be lost. Even if all of the shares are purchased, we could have the same result.

17.

The offering price of our common stock has been determined arbitrarily.

The price of our common stock in the offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in the offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment.

18.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (92,000,000) shares assuming the sale of 2,000,000 shares in the offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

19.

The proposed aggregate proceeds of the offering are less than the estimated cost of the offering, so the Company will receive no economic benefits from the completion of the offering.

The proposed maximum aggregate proceeds of the offering ($20,000) are substantially less than the proposed costs to complete the offering ($55,000). We will, therefore, receive no financial benefit from the completion of the offering and will have to pay for some of the costs of the offering from the proceeds of operations or from other sources such as loans from officer(s) or from related and unrelated parties.

20.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

21.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

22.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of our registration statement filed on Form S-1, which went effective on May 9, 2012, there has been no established trading market for our common stock, and currently there is no established public market whatsoever for our securities. While a market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement and subsequent to the closing of the offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factor #24 below.

23.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

24.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

 Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

25.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

26.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

27.

Our board of directors (consisting of one person, our founder, president, and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

28.

The ability of our founder, president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of the offering, our founder, president, and chief executive officer will beneficially own an aggregate of 75% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our founder, president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

29.

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (6,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 6,000,000 issued and outstanding shares of our common stock are owned by our founder, president, and chief executive officer, which consists of 5,000,000 shares issued for organizational expenses and 1,000,000 shares issued as payment for a business plan and customer/client relationships and may be sold commencing one year from the date the Company is no longer a “shell” company. See “Market for Securities.”

30.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

31.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

32.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement filed on Form S-1, which was granted effectiveness on May 9, 2012, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending March 31, 2012

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

W270, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between W270, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between W270, Inc., and Gary B. Wolff, P.C.
*14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference
** Filed with the SEC on April 16, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012

W270, INC.

(the registrant)

By: /s/ Wesley Fry

By: Wesley E. Fry, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer