Form 10-K
period 2012-06-30
W270, INC.
filed 2012-09-25
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-176388

W270, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

45-2808694

(I.R.S. Employer Identification No.)

4221 Camino Alegre, La Mesa, CA 91941

(Address of principal executive offices)

Phone: (619) 253-2129

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes   X  . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 as of December 31, 2011.

The number of shares of the registrant’s common stock outstanding as of September 25, 2012 was 8,000,000.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission (the 'SEC').

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “W270”, “we”, “us” and “our” are references to W270, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History of the Company

W270, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired a business plan and client/customer list from Mr. Wesley E. Fry. As of September 25, 2012, we had one employee, our founder, president, and chief executive officer Mr. Fry. During the period June 24, 2011 (date of inception) through December 31, 2011, Mr. Fry devoted between five (5) hours per week to over thirty (30) hours per week as necessary for the business. For calendar year 2012, Mr. Fry has committed to devote at least twenty (20) hours a week to us but may increase that number as necessary to further develop the business. As of this date and through calendar year 2012 Mr. Fry will continue to provide these services at no cost to the Company. In addition to his relationship with the Company Mr. Fry provides his services to an unrelated business upon which he is compensated by as an employee.

The Company issued 5,000,000 shares of its common stock to Mr. Fry at inception in exchange for organizational costs/services incurred upon its incorporation. These services were valued at $5,000. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan along with a client/customer list related to his information technology consulting services. The cost incurred by Mr. Fry for the business plan and professional services in preparing it was approximately $1,000 which is the value placed upon the shares issued to pay Mr. Fry.

The Company on June 21, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,000,000 shares of its common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

We are an early stage company (“development stage”) and have limited financial resources. We have not established or attempted to establish a source of equity or debt financing, however, we intend to have discussions with a number of financial advisors and smaller investment banks regarding obtaining financing. Our auditors included an explanatory paragraph in their report on our financial statements that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.” We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be done and funds that need to be raised in order to compete within the marketplace. To date, we have not developed any saleable products and cannot predict when a saleable product will be developed. We believe that we may have an advantage with our founder, president, and chief executive officer’s industry relationships and soliciting the help of these relationships in growing our business model.

Description of Business

We are currently developing software that is intended to significantly enhance the performance and functionality of Internet services used by medium sized businesses. The Company’s portal software acts as a software platform that simplifies the integration of other third party software into a company’s existing infrastructure, enables the software to be more easily used over the Internet, or in the cloud, and helps improve bandwidth utilization and Internet connectivity performance for all users that are on the respective company’s network The Company has completed its application specific scope of work and software development framework that details the features, functionality and purpose of the software, as well as the technology integration issues and software development initiatives that will need to be managed to create a completed software product that offers the capabilities of being used in conjunction with other third party software applications. Initial application development coding of the software has commenced based upon the aforementioned scope of work and development framework. Similar to Microsoft’s SharePoint software portal that provides a collaborative environment for sharing and managing files and documents, the Company’s portal software is intended to enable the integration of other third party software applications which also enables collaboration capabilities to share, edit, and manage files, documents and application resources within and across any of the organization’s applications. In addition, the Company is establishing relationships with a number of well established companies with the intention to create a reseller or distributor relationship with such companies which have an existing software platform, Internet access connectivity solutions, application integration services and/or related services from which the Company can resell such services and receive sales commissions and/or referral fees. These services are separate from the development of our software products, however, complement one another as an information technology integration and software solutions provider. The Company’s products and services are intended to use proprietary technology which will enable users to work collaboratively to obtain substantial improvements in performance, reliability and usability of their applications.

Plan of Operations

Our business operations will be comprised of two distinct divisions; a) software products for Internet and/or Intranet applications and b) software integration services. The software products division initially intends to work in conjunction with an established software development firm.  The Company has started the development of an initial design and framework of its proposed portal platform through the efforts of its founder, president, and chief executive officer, as well as through the efforts of a  software development firm with which the Company has been working with on an as “needed basis.”  The portal platform acts as a software platform that simplifies the integration of other third party software into a businesses’ (or commonly referred to as an ‘enterprise’) existing infrastructure, that enables the software to be easily used over the Internet, or in the cloud, as well as helps improve bandwidth utilization and Internet connectivity performance for all users that are on the enterprise’s network. The Company has completed its application specific ‘scope of work’ and software ‘development framework’ that details features, functionality and purpose of the software, as well as technology integration issues and software development initiatives that need to be managed to create a completed software product that offers the capabilities of being used in conjunction with other third party software applications. In addition, initial development coding of the software has commenced based upon the aforementioned scope of work and development framework. Similar to Microsoft’s SharePoint software portal that provides a collaborative environment for sharing and managing files and documents, our portal platform is intended to enable the integration of other third party software applications which enables collaboration capabilities to share, edit, and manage files, documents and application resources within and across any of the enterprise’s applications. We have not had any material discussions surrounding the acquisition of any software products, nor do we have any agreements (written or oral) in place in order to do so. Once our intended initial technologies have been developed, or a software application distributor or reseller relationship has been formalized with an established industry participant, the Company intends to seek the help of outside sales and marketing consultants to develop a sales and marketing strategy to capitalize on these initial technologies. We intend to create and staff an in-house software development group, which we believe may develop new generations of acquired applications (if applications are acquired) and/or products of a similar nature and necessity to our business development. The Company is currently working on the development of its own products through the programming skills of its founder, president, and chief executive officer, as well as through a software development firm which has been working with us on an as needed basis and as our budget allows.

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

Maintain and Enhance Technical Expertise-The Company will seek to create and maintain its technical expertise by the hiring of and training of the most proficient engineering personnel available. The Company will also create a training program to assist in maintaining its technical proficiency. The Company will focus on corporate culture, employment environment and incentive systems in order to motivate, reward and retain employees. Additionally, the Company will evaluate opportunities for strategic acquisitions of complementary professional services organizations, which have a proven record of delivering high quality technical services.

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

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our software or services in different parts of the world and increase our costs of selling products or otherwise operating our business.

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

Employees

As of September 25, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Mr. Fry will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Fry is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer.  Mr. Fry is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

There is no written employment contract or agreement in place with our founder, president, and chief executive officer.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We will be required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Reports to security holders

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

W270 has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

W270 is an early stage company and has virtually no financial resources. We had a cash balance of $2,377 as of June 30, 2012. We have negative working capital of $69,655 and a stockholders’ deficit of $46,964 at June 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most of our recent efforts have been spent completing the offering as well as further developing our business plan, however, we will seek the necessary additional financing to further pursue our business. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next three to four months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed portal platform through Mr. Fry’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.”  We currently spend between $2,000 and $3,000 per month in operational expenses. We owe our former legal counsel $15,000 for their services associated with the offering, and we owe our current legal counsel $18,750 for their services to date. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

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

We were formed in June 2011. All of our efforts to date have related to completing of our offering, developing our business plan and beginning general business activities. Through June 30, 2012, we have had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

The Company has not yet acquired or internally developed any saleable products. We may not be able to acquire or internally develop any products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any products, we must be able to secure the necessary financing. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, president, and chief executive officer providing almost all of the work on his own without any cash compensation. We are using the services of a software development firm with which the Company has been working with on an as “needed basis.” They perform their services on a deferral basis not requiring us to pay them immediately. This methodology could result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth beyond our initial public offering.

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

We may not have or ever have the resources or ability to implement and manage our growth strategy.

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

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock, if and when a trading market is established for our common stock, would almost certainly be materially adversely affected.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. These include value added resellers (VARs), systems integrators and consultants, and computer or other hardware and software providers. In addition, there can be no assurance that the Company's potential clients will not seek to further develop their in-house capabilities and perform internally more of the services that the Company offers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. The Company expects to encounter intense competition in the Internet/software industry. The Company will also compete for revenues with other Internet software providers. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

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

In an effort to resolve such potential conflicts of interest, we entered into a written agreement with Mr. Fry specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us..

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Because we have nominal assets and no revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company, for which we have on this Report. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our Registration Statement, which went effective on May 9, 2012, we are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which occurred on May 9, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel is required to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance we believe to be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (92,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further diluting common stock book value, and that dilution may be material.

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

Through to date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, was approved, and our trading symbol is “WSTY”, however, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Since our shares of common stock are approved to be quoted on the OTCBB, we will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Because of the anticipated low price of our shares, many brokerage firms may not be willing to effect transactions in our common stock. Purchasers of our common stock should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

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

The trading of our securities, if any, will be on the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

There is currently no established trading market for our common stock, and there can be no assurance that any established trading market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

Upon completing our offering on June 21, 2012, our founder, president, and chief executive officer decreased his beneficial ownership from 100% to 75% of our outstanding common stock. Because of his beneficial stock ownership, our founder, president, and chief executive officer is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

A vast majority of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A majority of our presently outstanding shares of common stock (8,000,000), six million (6,000,000 shares) to be exact are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The ‘restricted securities” representing 6,000,000 issued and outstanding shares of our common stock are owned by our founder, president, and chief executive officer, which consists of 5,000,000 shares issued for organizational expenses and 1,000,000 shares issued as payment for a business plan and customer/client relationships and may be sold commencing one year from the date the Company is no longer a “shell” company.

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

As of the effective date of our registration statement (May 9, 2012), we became subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement became effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders, however, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. [REMOVED AND RESERVED]

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently listed on the OTC Bulletin Board. Our common stock has been listed on the OTC Bulletin Board since August 9, 2012 under the symbol “WSTY.OB”. Our common stock however has not been quoted through the date of this Report. Because we are eligible to be quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Since our common stock was approved for listing, not approved for trading, and lacks quotation of a bid-ask after the date of this Report, we have no share price information to provide for the quarterly period occurring during the year ending June 30, 2012.

Shareholders of Record

As of September 25, 2012, an aggregate of 8,000,000 shares of our common stock were issued and outstanding and were owned by 23 shareholders of record.

Recent Sales of Unregistered Securities

None.

Re-Purchase of Equity Securities

None.

Dividends

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash or stock dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS

Forward Looking Statements:  Statements About Our Future Expectations Are "Forward-Looking Statements" And Are Not Guarantees Of Future Performance.  When Used Herein, The Words "May," "Will," "Should," "Anticipate," "Believe," "Appear," "Intend," "Plan," "Expect," "Estimate," "Approximate," And Similar Expressions Are Intended To Identify Such Forward-Looking Statements. These Statements Involve Risks And Uncertainties Inherent In Our Business, Including Those Set Forth Under The Caption "Risk Factors," In This Disclosure Statement, And Are Subject To Change At Any Time. Our Actual Results Could Differ Materially From These Forward-Looking Statements.  This Form 10-K Does Not Have Any Statutory Safe Harbor For This Forward Looking Statement.  We Undertake No Obligation To Update Publicly Any Forward-Looking Statement.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of September 25, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. For the remainder of fiscal year 2012, Mr. Fry will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

The Company issued 5,000,000 shares of its common stock to Mr. Fry at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan and a client/customer list.

The Company on June 21, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,000,000 shares of its common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

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

Results of Operations for the Fiscal Year ended June 30, 2012 and the Period June 24, 2011 (inception) to June 30, 2011:

Our operating results for the year ended June 30, 2012 and the period June 24, 2011 (inception) to June 30, 2011 are summarized as follows:

	Period ended June 30, 2012	Period ended June 30, 2011
Revenue	$–	$–
Consulting and other expense	$40,349	$–
Amortization expense	$1,000	$–
Organization expense	$–	$5,615
Net loss	$(41,349)	$(5,615)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Consulting and other expense

Consulting and other expenses were $40,349 and none, for the year ended June 30, 2012 and for the period June 24, 2011 (inception) to June 30, 2011, respectively. Consulting fees during the year ended June 30, 2012 totaled $36,600 which was incurred on behalf of developing the framework for our first product to bring to market. During the year ended June 30, 2012 we incurred accounting and auditing fees of $1,500, and other expense for our public reporting of $2,249. We expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements, as well as development costs of our products to be brought to market. These costs may require us to seek additional financing.

Amortization expense

During the year ended June 30, 2012 we amortized our client lists purchased from our founder. This amounted to $1,000 for the year ended June 30, 2012.

Organization expenses

During the period June 24, 2011 (inception) to June 30, 2011 we incurred organization expenses amounting to $5,615. This consisted of compensation to our founder ($5,000), and incorporation fees ($615).

Net Loss

We incurred a net loss of $(41,349) for the twelve months ended June 30, 2012 compared with a net loss of $(5,615) for the period June 24, 2011 (inception) to June 30, 2011. Net loss for the year ended June 30, 2012 included costs associated with our software development which are not capitalized.

Liquidity and Capital Resources

Our financial position as of June 30, 2012 and June 30, 2011 are as follows:

Net Working Capital (Deficiency)
	As of June 30, 2012	As of June 30, 2011

Current Assets	$2,377	$-
Current Liabilities	72,032	615
Net Working Capital (Deficiency)	(69,655)	(615)

Our net working capital deficiency increased from $615 at June 30, 2011 to $69,655 at June 30, 2012 as a result of increases in accrued expenses and loans entered into by the Company.

Cash Flows
	Year ended June 30, 2012	Period ended June 30, 2011

Net cash (used in) Operating Activities	$(7,749)	$-
Net cash (used in) Investing Activities		-
Net cash provided by Financing Activities	10,126	-
Increase (Decrease) in Cash during the Year	2,377	-
Cash, Beginning of Year	-	-
Cash, End of Year	$2,377	$-

Since the June 24, 2011 (inception) to June 30, 2012, we secured $20,000 though an offering of our common shares; $15,552 from loans of which we paid back $14,265 by June 30, 2012. As of June 30, 2012 we had cash on hand of $2,377. The Company recognized deferred offering costs of $48,691 in expenses that we incurred in going public against additional paid in capital (offering proceeds in excess of par value ($0.001 per share)) of $18,000. The Company will need to seek additional financing either through debt or equity to continue to pursue its business plan.

Purchase of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

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

We intend to acquire and/or develop and market software that has the ability to significantly enhance the performance and functionality of Internet services and applications used by medium sized businesses.  In addition, the Company intends to establish relationships with a number of well established companies with the intention to create a reseller or distributor relationship with such companies which have an existing software platform, Internet access connectivity solutions, application integration services and related services from which the Company can resell such services and receive sales commissions and referral fees. These services are separate from the development of our software products, however, complement one another as an information technology integration and software solutions provider.

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

Employees

As of September 25, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Mr. Fry will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Fry is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer.  Mr. Fry is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

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

Property

Our office and mailing address is 4221 Camino Alegre, La Mesa, CA 91941. The space is provided to us by Mr. Fry. Mr. Fry incurs no incremental costs as a result of our using this space. Therefore, he does not charge us for its use. There is no written lease agreement.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets. The continuation of our business is dependent upon obtaining further financing, a successful effort of software development, marketing and sales, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

W270, Inc.

We have audited the accompanying balance sheets of W270, Inc. (A Development Stage “Company”) as of June 30, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended 2012 and period from June 24, 2011 (inception) to June 30, 2011 and period from June 24, 2011 (inception) to June 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W270, Inc. as of June 30, 2012 and 2011, and the result of its operations and its cash flows for the period from the year ended June 2012 and June 24, 2011 (inception) to June 30, 2011 and June 24, 2011 (inception) to June 30, 2012  in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

September 25, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

W270, INC.

(a Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS

CURRENT ASSETS:
Cash	$2,377	$-
Prepaid expense	-	-
Total Current Assets	2,377	-

OTHER ASSETS:
Deferred offering costs	-	-
Intangible asset – Client/Customer list, net	-	1,000
Total Other Assets	-	1,000

TOTAL ASSETS	$2,377	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$70,745	$615
Loans – unrelated parties	1,287	-
TOTAL LIABILITIES	72,032	615

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 and 6,000,000 shares issued and outstanding, respectively	8,000	6,000
Additional paid in capital	(30,691)	-
Deficit accumulated during development stage	(46,964)	(5,615)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(69,655)	385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,377	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

Revenue	$-	$-	$-

Expenses:
Consulting and other expense	40,349	-	40,349
Amortization expense	1,000	-	1,000
Organization expenses	-	5,615	5,615
Loss before provision for income tax	41,349	5,615	46,964

Provision for income tax	-	-	-

Net loss	$(41,349)	$(5,615)	$(46,964)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	6,049,180	6,000,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total
Balance - June 24, 2011 (date of inception) Shares issued for organizational costs	5,000,000	$5,000	$-	$-	$5,000
Shares issued for business plan and client/customer list on June 28, 2011	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(5,615)	(5,615)
Balance - June 30, 2011	6,000,000	6,000	-	(5,615)	385
Shares issued in initial public offering completed on June 21, 2012	2,000,000	2,000	18,000	-	20,000
Deferred offering costs applied to additional paid in capital on June 21, 2012	-	-	(48,691)	-	(48,691)
Net loss	-	-	-	(41,349)	(41,349)
Balance - June 30, 2012	8,000,000	$8,000	$(30,691)	$(46,964)	$(69,655)

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(41,349)	$(5,615)	$(46,964)
Amortization	1,000	-	1,000
Shares issued for organizational expense	-	5,000	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	-	-
Change in accrued expenses	32,600	615	33,215
Change in deferred expenses	-	-	-
Net Cash Provided by (Used in) Operating Activities	(7,749)	-	(7,749)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	20,000	-	20,000
Deferred offering costs paid in cash	(11,161)	-	(11,161)
Loans from unrelated parties	15,552	-	15,552
Repayment of loans from unrelated party	(14,265)	-	(14,265)
Net Cash Provided by (Used in) Financing Activities	10,126	-	10,126
CHANGE IN CASH	2,377	-	2,377
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$2,377	$-	$2,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issued for intangible asset -client/customer list	$-	$1,000	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2012

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

The Company on June 21, 2012 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 2,000,000 shares of its common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the year ended June 30, 2012 we recognized $1,000 in amortization expense. Our customer list and business plan was placed in service on July 1st, 2011. We amortized these costs over twelve (12) months.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the re-deliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement , but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have an impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $69,665 and a deficit accumulated during the development stage of $46,964 at June 30, 2012. As of June 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

The Company on June 21, 2012 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 2,000,000 shares of its common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

At June 30, 2012, there are 8,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTIES

As of June 30, 2012 the Company received $1,287 in net loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses. The Company received a total of $15,552 during the year ended June 30, 2012 of which the Company repaid $14,265 to these unrelated parties. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 6 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering were offset against the proceeds recorded as equity received from our common stock offering. On June 21, 2012, deferred offering costs $48,691 were offset against additional paid in capital received from the common stock offering of $18,000. The Company has paid $11,161 of the deferred offering costs in cash as of June 30, 2012 leaving a remaining balance of $37,530 to be paid.

NOTE 7 – INCOME TAXES

As of June 30, 2012 and 2011, the Company had net operating loss carry forwards of $46,964 and $5,615, respectively, that may be available to reduce future years’ taxable income through 2031.

	As of June 30, 2012	As of June 30, 2011

Deferred tax assets:
Net operating tax carryforwards	$18,316	$2,190
Other	-	-
Gross deferred tax assets	18,316	2,190
Valuation allowance	(18,316)	(2,190)

Net deferred tax assets	$-	$-

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement , but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have an impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are t effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of June 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended June 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

The Company has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of W270, Inc. as of June 30, 2012.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Wesley Fry	Director, Chairman, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	51	June 24, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

WESLEY E. FRY - founded the Company in June 2011. Mr. Fry, through his wholly-owned corporation W270, SA, a Costa Rican corporation, over the past 12 years has provided services as an information technology consultant for several companies, including Home Depot, PetSmart, and Costco-Price Club. Mr. Fry also has been a subcontractor for the US Navy and, since 2008, serves as Network Operation Shift Manager and Lead for Jacobs Technology, Inc. a Department of Defense (DOD) contractor at the North Island Naval Air Station, San Diego. Mr. Fry has functioned in this capacity from 2008 through the present time. Mr. Fry previously served as Network Administrator for Candoit Solutions, Inc. a leading DOD contractor at the Naval Amphibious Base – Coronado, with which he served during 2006 and 2007. Mr. Fry received his Associates Degree from Grossmont College in San Diego with a concentration in Information Systems. Mr. Fry has attended and passed two industry specific certifications programs, Cisco Networks Engineer and Microsoft Systems Engineer certifications, respectively. Mr. Fry has a senior level security clearance with the DOD.

(b) Significant Employees.

None.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees.

We have no qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to  search for a qualified individual for hire once we have the adequate financial resources.

Audit Committee

Although our bylaws provide for the appointment of one, we are not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert,” however we intend to seek and appoint a “Financial Expert” once we are required to have an Audit Committee.

Code Of Ethics

We adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Employment Arrangements

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the salaries and director fees we paid to our current executive officers in our most recent fiscal year ended June 30, 2012 and for the period June 24, 2011(inception) through June 30, 2011:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Wesley E. Fry CEO, CFO and Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	5,000	5,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 25, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Wesley E. Fry (3) CEO, CFO and Director	6,000,000 restricted common shares	75.0%

All Officers, Directors and Control Persons as a Group	6,000,000 restricted common shares	75.0%

Notes:

(1)  Based on 8,000,000 shares of common stock issued and outstanding as of September 25, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)  No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

(3) Wesley E. Fry is the Company's President, CEO, CFO, Treasurer, Secretary and Director. Mr. Fry acquired five million (5,000,000) on June 24, 2011 for incorporation services and an additional one million (1,000,000) shares on June 28, 2011 in exchange of client lists, and other proprietary information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Wesley Fry is not an independent director because he is also an officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPAs, A Professional Corp. for the audit of the Company’s annual financial statements for the year ended June 30, 2012 and for the period June 24, 2011 (inception) through June 30, 2011 and fees billed for other services rendered by PLS CPAs, A Professional Corp. during those periods. All services reflected in the following fee table for 2012 and 2011 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2012	June 30, 2011

Audit fees (1) - PLS CPAs	$8,000	$0
Audit-related fees - PLS CPAs	-	-
Tax fees - PLS CPAs	-	-
All other fees - PLS CPAs	-	-
TOTAL FEES	$8,000	$0

NOTES:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services. Currently, the Company does not have an audit committee

PART IV

ITEM 15. EXHIBITS

W270, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between W270, Inc., and its counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between W270, Inc., and Gary B. Wolff, P.C.
23.1	Consent of PLS CPA, A Professional Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.01	Form of Subscription Agreement
*99.02	Escrow Agreement between the Company and Gary B. Wolff, P.C.
**99.03	Amended Escrow Agreement between the Company and Mintz & Fraade, P.C.
**99.04	Amended Form of Subscription Agreement
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

*Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference.

** Filed with the SEC on April 16, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2012

W270, INC.

(the registrant)

By: /s/ Wesley E. Fry

By: Wesley E. Fry, President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer and

Principal Accounting Officer