Form 10-Q
period 2012-09-30
W270, INC.
filed 2012-11-14
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2012 was 8,000,000 shares.

W270, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (unaudited)

Balance Sheets of W270, Inc. at September 30, 2012 (unaudited) and June 30, 2012 (audited)

3

Statements of Operations of W270, Inc. for the three months ended September 30, 2012 and 2011,

and for the period June 24, 2011 (inception) through September 30, 2012 (unaudited)

4

Statement of Cash Flows of W270, Inc. for the three months ended September 30, 2012 and 2011,

and for the period June 24, 2011 (inception) through September 30, 2012 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.

Controls and Procedures

18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

(Removed and Reserved)

27

Item 5.

Other Information

27

Item 6.

Exhibits

28

Signatures

28

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

W270, INC.

(a Development Stage Company)

Balance Sheets

	September 30, 2012 (unaudited)	June 30, 2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$97	$2,377
Prepaid expense	-	-
Total Current Assets	97	2,377

OTHER ASSETS:
Intangible asset – Client/Customer list, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$97	$2,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$83,420	$70,745
Loans – unrelated parties	3,336	1,287
TOTAL LIABILITIES	86,756	72,032

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	(30,691)	(30,691)
Deficit accumulated during development stage	(63,968)	(46,964)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(86,659)	(69,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97	$2,377

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

Revenue	$-	$-	$-

Expenses:
Consulting and other expenses	16,204	9,335	56,553
Amortization expense	-	250	1,000
Organization expenses	-	-	5,615
Loss before provision for income tax	16,204	9,585	63,168

Provision for income tax	800	-	800

Net loss	$(17,004)	$(9,585)	$(63,968)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,000,000	6,000,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(17,004)	$(9,585)	$(63,968)
Amortization	-	250	1,000
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accrued expenses	12,675	8,920	45,890
Change in deferred expenses	-	(4,438)	-
Net Cash Provided by (Used in) Operating Activities	(4,329)	(4,853)	(12,078)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,000
Deferred offering costs paid in cash	-	-	(11,161)
Loans from unrelated parties	2,049	5,234	17,601
Repayment of loans from unrelated party	-	-	(14,265)
Net Cash Provided by (Used in) Financing Activities	2,049	5,234	12,175
CHANGE IN CASH	(2,280)	381	97
CASH AT BEGINNING OF PERIOD	2,377	-	-
CASH AT END OF PERIOD	$97	$381	$97

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$-	$800
Non-cash investing and financing activities:
Stock issued for intangible asset - client/customer list	$-	$-	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

September 30, 2012

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

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in our 10-K Annual Report filed on September 25, 2012.

b.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a June 30, year-end.

c.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d.

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

e.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

f.

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

g.

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

h.

Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

i.

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

j.

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

k.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $86,659 and a deficit accumulated during the development stage of $63,968 at September 30, 2012. As of September 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At September 30, 2012, there are 8,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTIES

As of September 30, 2012 the Company received $3,336 in net loan proceeds from three unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 6 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering were offset against the proceeds recorded as equity received from our common stock offering. On June 21, 2012, deferred offering costs of $48,691 were offset against additional paid in capital received from the common stock offering. The Company paid $11,161 of the deferred offering costs leaving a balance of $37,530 which is included in accrued expenses.

NOTE 7 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $63,968 that may be available to reduce future years’ taxable income through 2031.

As of September 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$24,948
Other	-
Gross deferred tax assets	24,948
Valuation allowance	(24,948)

Net deferred tax assets	$-

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

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of November 14, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. For the remainder of fiscal year 2013, Mr. Fry will devote at least twenty (20) hours a week to us but may increase that number as necessary.

The Company issued 5,000,000 shares of its common stock to Mr. Fry at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan and a client/customer list.

The Company on June 21, 2012 completed its common stock offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,000,000 shares of its common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

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

As of September 30, 2012, we had limited assets which consisted of cash of $97. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock or preferred stock, from shareholder, related party or non-related party loans, or from funding obtained through strategic joint ventures. Furthermore in order to implement the foregoing plan of operations, we anticipate that we will have to secure financing between $50,000 and $100,000 either in the first or second quarter of calendar year 2013. If we are not successful in securing additional financing, we will not be able to proceed with our business plan.

Proposed Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the funds necessary. If we do, products could be ready within three to six months following when the necessary funds have been secured. If we do not secure sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

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

Multiple Sales Channels-The Company believes that it will create or attract a direct sales force that will focus exclusively on the sale of its services and applications. In addition to developing this direct sales force, the Company intends to utilize outside organizations and their sales staff for the generation of sales leads. The Company believes that it may receive sales leads from product and service vendors as well as large systems integrators and consultants.

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

Employees

As of November 14, 2012, we had one employee, our founder, president, and chief executive officer, Mr. Fry. Mr. Fry will devote at least twenty (20) hours a week to us and may increase that number as necessary. Our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the software development and integration market. The continuation of our business is dependent upon obtaining further financing, a successful effort of software development, marketing and sales, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our business plan and client/customer lists on June 30, 2011. Most of the activity through September 30, 2012 involved incorporation efforts, planning and acquisition of our client/customer lists, completing our completed registered offering, and finishing our software development framework.

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

Despite the aforementioned, in order to execute on our business plan, we must seek additional financing. If and when we obtain the required financing, we should be able to undertake the first steps necessary in our business plan. We will seek to engage or hire programmers or outside consultants to enhance the abilities of our founder, president, and chief executive officer in the development and execution of our business plan steps. As mentioned above these (initial) costs could very well be in excess of $100,000 and needed as payment for services performed over the next 12 months as we move forward with our business plan.

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

Stage Four (Months 9 – 12) ($40,000 est. costs)

•

release software to the marketplace in a controlled marketing campaign to specific target market as a beta release

•

refine and release new versions of software based upon feedback and bug fixes, as well as meet the needs of specific industry sectors

•

increase sales and marketing oriented activities to gain new sales for the Company’s software products and software integration services, as well as the services/products of our reseller/JV partners

As mentioned above the time-line estimate (stages) are predicated upon the Company obtaining the necessary financing either through additional equity or debt issuances. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our time-line goals or action steps. In that case the Company will be forced to proceed on a piecemeal basis using primarily the services of our founder, president, and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our founder, president, and chief executive officer devotes in excess of twenty (20) hours a week to our business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

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

Three month period ended September 30, 2012 compared to the three month period ended September 30, 2011

The Company had no revenues for the three month period ended September 30, 2012 nor for the three month period ended September 30, 2011.

Consulting and other expenses for the three month period ended September 30, 2012 were $16,204 compared to $9,335 for the three month period ended September 30, 2011. For the three month period September 30, 2012, this consisted primarily of coding and other software development costs incurred of $9,300, audit and accounting, and other costs associated with being a publicly reporting company with the SEC of $6,720, and other expenses of $184, compared to the three month period ended September 30, 2011 where we incurred $9,100 in development costs, and other expenses of $235. For the three months ended September 30, 2011 we recognized amortization expense of $250. For the three months ended September 30, 2012 we incurred no amortization expense as our intangible assets were fully amortized. For the three month period ended September 30, 2012 we recorded state income tax expense of $800. We anticipate that as we expand our business operations and implement further public reporting requirements, our costs may increase substantially thereby limiting our ability to secure or spend funds on coding and software development costs.

Net loss per share for the three months ended September 30, 2012 and 2011 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the business plan and client/user lists, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registered offering and developing our software framework. Currently, the Company primarily works on our intended service offerings as well internal development of software for which we have developed an initial framework of and coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $80,000 and $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources (primarily consisting of the services of our founder, president, and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any additional funds, the development costs would have to be provided by our founder, president, and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of adequate financing. Our goal would be to have software product available, services available, multiple sales channels and a comprehensive corporate website up and running within six months, but there is no way of estimating what the likelihood of achieving that goal would be.

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

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower. These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies on this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of W270 because the shares may be issued to parties or entities committed to supporting existing management. W270 may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of September 30, 2012, we owed $83,420 in connection with legal other professional services related to our offering, general business expenses and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any of our vendors or other providers for payment of services or expenses except for those disclosed above due and owing to our former legal counsel, our current legal counsel, and to our as “needed basis” software development firm. There are no other significant liabilities recorded at September 30, 2012.

As of September 30, 2012, we owed $3,336 in connection with interest-free demand loans from three unrelated parties. The proceeds were used for basic working capital purposes. We currently owe our former legal counsel $15,000 as settlement for its professional services, we owe our current legal counsel $18,750 for services related to our offering and we owe and additional $36,800 to our “as needed” basis software development firm.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Fry, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending September 30, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

W270 has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

W270 is an early stage company and has virtually no financial resources. We had a cash balance of $97 as of September 30, 2012. We have negative working capital of $86,659 and a resulting stockholders’ deficit of $86,659 as of September 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amounts that were received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet not yet identified. We shall seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next three to four months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed portal platform through Mr. Fry’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.” We currently spend between $4,000 and $5,000 per month in operational expenses. We owe our former legal counsel $15,000 and $18,750 to our current legal counsel for services associated with the offering. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

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

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2012, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

11.

Following the effective date of our Registration Statement, which went effective on May 9, 2012, we are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which was granted on May 9, 2012, we became required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

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

16.

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

17.

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

18.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Through to date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, was approved, and our trading symbol is “WSTY”, however, there can be no assurances as to whether:

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

19.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

20.

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

21.

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

22.

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

23.

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

24.

The ability of our founder, president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon completing our offering on June 21, 2012, our founder, president, and chief executive officer decreased his beneficial ownership from 100% to 75% of our outstanding common stock. Because of his beneficial stock ownership, our founder, president, and chief executive officer maintains his position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

25.

A vast majority of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A majority of our presently outstanding shares of common stock (8,000,000), six million (6,000,000 shares) of which to be exact are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The ‘restricted securities” representing 6,000,000 issued and outstanding shares of our common stock are owned by our founder, president, and chief executive officer, which consists of 5,000,000 shares issued for organizational expenses and 1,000,000 shares issued as payment for a business plan and customer/client relationships and may be sold commencing one year from the date the Company is no longer a “shell” company

26.

We do not expect to pay cash dividends in the foreseeable future.

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

27.

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

28.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement filed on Form S-1, which was granted effectiveness on May 9, 2012, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2012

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

Dated: November 14, 2012

W270, INC.

(the registrant)

By: /s/ Wesley Fry

By: Wesley E. Fry, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer