Form 10-Q
period 2012-12-31
W270, INC.
filed 2013-02-13
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2012

OR

.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 333-176388

W270, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2808694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1328 W. Balboa Blvd. Suite C, Newport Beach, CA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 903-0468

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

.

Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ . No ☐.

The number of shares of the registrant’s common stock outstanding as of February 13, 2013 was 8,000,000 shares.

W270, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (unaudited) Balance Sheets of W270, Inc. at December 31, 2012 (unaudited) and June 30, 2012 (audited)

3

Statements of Operations of W270, Inc. for the three and six months ended December 31, 2012 and 2011, and for the period June 24, 2011 (inception) through December 31, 2012 (unaudited)

4

Statement of Cash Flows of W270, Inc. for the six months ended December 31, 2012 and 2011, and for the period June 24, 2011 (inception) through December 31, 2012 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2. Management’s Discussion and Analysis

10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4. Controls and Procedures

19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3. Defaults Upon Senior Securities

29

Item 4. (Removed and Reserved)

29

Item 5. Other Information

29

Item 6. Exhibits

29

Signatures

30

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

W270, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2012 (unaudited)	June 30, 2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$—	$2,377
Prepaid expense	—	—
Total Current Assets	—	2,377

TOTAL CURRENT ASSETS	$—	$2,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$83,667	$70,745
Loans – unrelated parties	—	1,287
TOTAL LIABILITIES	83,667	72,032

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	3,059	(30,691)
Deficit accumulated during development stage	(94,726)	(46,964)
TOTAL STOCKHOLDERS’ DEFICIT	(83,667)	(69,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$2,377

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,		For the period June 24, 2011 (inception) through December 31,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	38,358	9,506	54,562	19,091	93,926

Other income:
Debt forgiveness	7,600		7,600

Loss before provision for income tax	(30,758)	(9,506)	(46,962)	(19,091)	(93,926)

Provision for income tax	—	—	800	—	800

Net loss	$(30,758)	$(9,506)	$(47,762)	$(19,091)	$(94,726)

Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding - basic and diluted	8,000,000	6,000,000	8,000,000	6,000,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the six months ended December 31,		For the period June 24, 2011 (inception) through December 31,
	2012	2011	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(47,762)	$(19,091)	$(94,726)
Amortization	—	500	1,000
Shares issued for organizational expense	—	—	5,000
Adjustments to reconcile net loss to cash provided by / (used in) operating activities:
Change in accrued expenses	11,635	47,024	44,850
Change in deferred expenses	—	(26,283)	—
Net Cash Provided by (Used in) Operating Activities	(36,127)	2,150	(43,876)

CASH FLOW FROM INVESTING ACTIVITIES	—	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	—	20,000
Deferred offering costs paid in cash	—	—	(11,161)
Capital contribution	33,750		33,750
Loans from unrelated parties	—	—	15,552
Repayment of loans from unrelated party	—	—	(14,265)
Net Cash Provided by Financing Activities	33,750	0	43,876
CHANGE IN CASH	(2,377)	2,150	0
CASH AT BEGINNING OF PERIOD	2,377	—	—
CASH AT END OF PERIOD	$0	$2,150	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—	$—
Income taxes	$800	$—	$800
Non-cash investing and financing activities:
Stock issued for intangible asset - client/customer list	$—	$—	$1,000

See notes to the financial statements.

W270, INC.

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

December 31, 2012

NOTE 1 – ORGANIZATION

W270, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 1,000,000 shares of its common stock to our founder, as consideration for the purchase of a business plan along with client/customer list. Our founder paid approximately $1,000 for the business plan and the client/customer list which was acquired by Mr. Fry over time. The acquisition was valued at $1,000.

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

On November 30, 2012, Wesley Fry (“Fry”) and W-Net Fund I, L.P. (“W-Net”) (the “Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry (the “Seller”) would sell to the Buyer, and the Buyer would purchase from the Seller, an aggregate of 6,000,000 shares of the W270, Inc.’s common stock (the “Shares”), which Shares represent 75.0% of the issued and outstanding shares of the Company’s common stock, (2) Seller would release the Company from any and all existing claims, (3) Fry would settle various liabilities of the Company and (4) Fry would indemnify the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. The Buyer paid for the Shares with personal funds. Simultaneous with the closing Buyer sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $83,667 and a deficit accumulated during the development stage of $94,726 at December 31, 2012. As of December 31, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At December 31, 2012, there are 8,000,000 shares of common stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENT

Management has evaluated all activity through February 13, 2013, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder. As of February 13, 2013, we had one consultant, our president, and chief executive officer, Mr. Fry. For the remainder of fiscal year 2013, Mr. Fry will devote time as necessary.

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

On November 30, 2012, Fry and W-Net, entered into a Purchase Agreement, pursuant to which Fry would sell to the W-Net, and the W-Net would purchase from the Fry, an aggregate of 6,000,000 shares of the W270, Inc.’s common stock, which represents 75.0% of the issued and outstanding shares, (2) Fry would release the Company from any and all existing claims, (3) Fry would settle various liabilities of the Company and (4) Fry would indemnify the W-Net and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. The W-Net paid for the Shares with personal funds. Simultaneous with the closing W-Net sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.

At the Closing, Fry resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Eric Stoppenhagen, age 39, was elected as the Company’s sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified.

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

As of December 31, 2012, we had limited assets. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock or preferred stock, from shareholder, related party or non-related party loans, or from funding obtained through strategic joint ventures. Furthermore in order to implement the foregoing plan of operations, we anticipate that we will have to secure financing between $50,000 and $100,000 either in the first or second quarter of calendar year 2013. If we are not successful in securing additional financing, we will not be able to proceed with our business plan.

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

To date no saleable product has been developed through these development and programming efforts. The software integration division intends to develop a management team with the appropriate technical skills necessary in technology and other enterprise resource planning (ERP) software. Contract sizes we believe will range from $10,000 to $100,000 initially and may expand beyond this range as we progress. This range is based solely upon the industry observations of our president, and chief executive officer and not based on any formal studies conducted by the Company or that may be available outside of the Company. The Company believes initially integration clients will come primarily from referrals of business associates of our founder and/or other middleware software providers which our founder has professional relationships through his employment with an unrelated business, however, we cannot predict when those referrals will occur, or if at all.

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

Alliances with Industry Leaders-The Company expects to create alliances and relationships with industry-participating product vendors, telecommunications carriers and Internet service providers. Our belief is that we will be provided introductions and opportunities to network with industry participants through referrals from business contacts of our founder. We believe that these business relationships of our founder will enhance the Company’s credibility and provide leads to new business opportunities. On certain occasions, the Company will also team with large systems integrators and consultants on complex projects for major enterprises. The Company will also pursue alliances and relationships to expand its service offerings and remain current with advances in computing and communications technology.

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

Employees

As of February 13, 2013, we had one consultant president, and chief executive officer who will devote time as necessary. Our president, and chief executive officer’s current plan is to provide all administrative and planning

Litigation

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

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our business plan and client/customer lists on June 30, 2011. Most of the activity through December 31, 2012 involved incorporation efforts, planning and acquisition of our client/customer lists, completing our completed registered offering, and finishing our software development framework.

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

To date no saleable product has been developed through these development and programming efforts. The software integration division intends to develop a management team with the appropriate technical skills necessary in technology and other enterprise resource planning (ERP) software. Contract sizes we believe will range from $10,000 to $100,000 initially and may expand beyond this range as we progress. This range is based solely upon the industry observations of our founder and not based on any formal studies conducted by the Company or that may be available outside of the Company. The Company believes initial integration clients will come primarily from referrals of business associates of our founder and/or other middleware software providers with which our founder has professional relationships with through his employment with a nonrelated business, however, we cannot predict when those referrals will occur, or if at all.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our product(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed any products. We may not be able to acquire or internally develop any products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any products, we must be able to secure the necessary financing. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our president, and chief executive officer providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Despite the aforementioned, in order to execute on our business plan, we must seek additional financing. If and when we obtain the required financing, we should be able to undertake the first steps necessary in our business plan. We will seek to engage or hire programmers or outside consultants to enhance the development and execution of our business plan steps. As mentioned above these (initial) costs could very well be in excess of $100,000 and needed as payment for services performed over the next 12 months as we move forward with our business plan.

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

As mentioned above the time-line estimate (stages) are predicated upon the Company obtaining the necessary financing either through additional equity or debt issuances. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our time-line goals or action steps. In that case the Company will be forced to proceed on a piecemeal basis and limited use of outside contractors when and if limited funds are obtained. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. Company’s management has, through relationships and strategic partnerships, begun work on some of the intended software products for the Internet and/or Intranet applications we believe will be desired in the marketplace as well as the software integration services. Our founder has primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder as well as other various industry professionals that he knows, the Company should make further progress in its development of the intended products and services for its planned divisions, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside contractors or industry service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our president, and chief executive officer, will continue providing his professional services without current compensation.

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

Three month period ended December 31, 2012 compared to the three month period ended December 31, 2011

The Company had no revenues for the three month period ended December 31, 2012 nor for the three month period ended December 31, 2011.

Net losses for the three month period ended December 31, 2012 were $30,758 compared to $9,506 for the three month period ended December 31, 2011. For the three month period December 31, 2012, this consisted primarily of coding and other software development costs incurred of $6,100, audit and accounting, and other costs associated with being a publicly reporting company with the SEC of $32,258, and other income of $7,600 related to forgiveness of debt by our founder, compared to the three month period ended December 31, 2011 where we incurred $9,200 in development costs, and other expenses of $56. For the three months ended December 31, 2011 we recognized amortization expense of $250. For the three months ended December 31, 2012 we incurred no amortization expense as our intangible assets were fully amortized. We anticipate that as we expand our business operations and implement further public reporting requirements, our costs may increase substantially thereby limiting our ability to secure or spend funds on coding and software development costs.

Net loss per share for the three months ended December 31, 2012 and 2011 was $(0.00) and $(0.00), respectively.

Six month period ended December 31, 2012 compared to the six month period ended December 31, 2011

The Company had no revenues for the three month period ended December 31, 2012 nor for the three month period ended December 31, 2011.

Net losses for the six month period ended December 31, 2012 were $47,762 compared to $19,091 for the six month period ended December 31, 2011. For the six month period December 31, 2012, this consisted primarily of coding and other software development costs incurred of $15,400, audit and accounting, and other costs associated with being a publicly reporting company with the SEC of $38,847, other income of $7,600 related to forgiveness of debt by our founder and other expenses of $315, compared to the six month period ended December 31, 2011 where we incurred $18,400 in development costs, and other expenses of $191. For the six months ended December 31, 2011 we recognized amortization expense of $500. For the six months ended December 31, 2012 we incurred no amortization expense as our intangible assets were fully amortized. For the six month period ended December 31, 2012 we recorded state income tax expense of $800. We anticipate that as we expand our business operations and implement further public reporting requirements, our costs may increase substantially thereby limiting our ability to secure or spend funds on coding and software development costs.

Net loss per share for the six months ended December 31, 2012 and 2011 was $(0.01) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the business plan and client/user lists, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registered offering and developing our software framework. Currently, the Company primarily works on our intended service offerings as well internal development of software for which we have developed an initial framework of and coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $80,000 and $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources, the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any additional funds, the development costs would have to be provided by our founder to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of adequate financing. Our goal would be to have software product available, services available, multiple sales channels and a comprehensive corporate website up and running within six months, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our president, and chief executive officer or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

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

As of December 31, 2012, we owed $31,667 to our president in connection with professional expenses provided. There are no other significant liabilities recorded at December 31, 2012. We expect to receive money from our significant shareholders to fund future expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Stoppenhagen, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending December 31, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

W270 has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

W270 is an early stage company and has virtually no financial resources. We had a zero cash balance as of December 31, 2012. We have negative working capital of $83,667 and a resulting stockholders’ deficit of $83,667 as of December 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amounts that were received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet not yet identified. We shall seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our president, and chief executive officer, as well as affiliated third parties, are sufficient to keep our business operations functioning for the next three to four months. We do not have a formal agreement with president, and chief executive officer to fund the Company’s working capital needs; however our president, and chief executive officer’s current plan is to do almost of the work on his own without cash compensation while he seeks other sources of funding.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2012, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

The Company has not yet acquired or internally developed any products. We may not be able to acquire or internally develop any products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any products, we must be able to secure the necessary financing, beyond just the proceeds of the offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with president, and chief executive officer providing almost all of the work on his own without any cash compensation. We are using the services of a software development firm with which the Company has been working with on an as “needed basis.” They perform their services on a deferral basis not requiring us to pay them immediately. This methodology would result in our development stage extending for at least two to three years. We however believe that our services division (once developed, if at all) may begin to generate revenues earlier than the software division (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our president and chief executive officer) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have only one director who also serves as president and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our president and chief executive officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of president and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Our board of directors (consisting of one person, president and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

None for the period ending December 31, 2012

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

W270, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.2	Agreement regarding Conflict of Interest
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013

W270, INC.

By: /s/ Eric Stoppenhagen

By: Eric Stoppenhagen, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer