Form 10-K
period 2013-03-31
Saleen Automotive, INC.
filed 2013-07-01
CIK 1528098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[_]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from June 30, 2012 to March 31, 2013

Commission file number 333-176388

SALEEN AUTOMOTIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

45-2808694
(I.R.S. Employer Identification No.)

2735 Wardlow Road
Corona, California 92882
(Address of Principal Executive Offices and Zip Code)

(800) 888-8945
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_] Accelerated Filer [_]

Non-accelerated Filer [_] (Do not check if smaller reporting company) Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.

At June 28, 2013, the issuer had 8,000,000 shares of common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Transitional Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause these differences include, but are not limited to:

·	our failure to implement our business plan within the time period we originally planned to accomplish; and
·	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this report or the documents incorporated by reference herein speak only as of the date they are made. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

History of the Company

Saleen Automotive, Inc. (formerly W270, Inc., the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to Mr. Wesley Fry (“Fry”) at inception in exchange for organizational costs/services incurred upon its incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan along with a client/customer list related to his information technology consulting services.

On June 21, 2012, the Company issued 2,000,000 shares of its common stock for a total of $20,000.

On November 30, 2012, Wesley Fry (“Fry”) and W-Net Fund I, L.P. (“W-Net”) (the “Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry (the “Seller”) would sell to the Buyer, and the Buyer would purchase from the Seller, an aggregate of 6,000,000 shares of the W270, Inc.’s common stock (the “Shares”), which Shares represent 75.0% of the issued and outstanding shares of the Company’s common stock, (2) Seller would release the Company from any and all existing claims, (3) Fry would settle various liabilities of the Company and (4) Fry would indemnify the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. The Buyer paid for the Shares with personal funds. Simultaneous with the closing, Buyer sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors (which currently has two vacancies).

On May 23, 2013, we also entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, license to us the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to us all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, we amended the Assignment and License Agreement to terminate the obligation to assign to us all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, and licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to us. In exchange for entering into the Assignment and License Agreement, as amended, we issued to Saleen, as of the effective date of the Merger, 341,943 shares of our Super Voting Preferred Stock.

On June 17, 2013, we consummated a merger with WSTY Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we amended our articles of incorporation to change our name to Saleen Automotive, Inc. Unless otherwise indicated, references in this Current Report on Form 8-K to ‘Saleen Automotive’ refer to Saleen Automotive, Inc., our wholly-owned Florida subsidiary.

Except for the Merger Agreement, the Assignment and License Agreement, as amended, the transactions contemplated thereby and the other transactions described herein, none of the Saleen Parties, nor any of their directors, officers and/or shareholders, as applicable, had any material relationship with our Company.

We are presently authorized under our articles of incorporation, as amended to date, to issue 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share, of which 896,000 shares are designated Super Voting Preferred Stock. The rights of our Super Voting Preferred Stock are set forth in a Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock (the “Certificate of Designations”) which became effective on June 17, 2013. As of the Closing, we had 8,000,000 shares of common stock issued and outstanding and 896,000 shares of Super Voting Preferred Stock issued and outstanding.

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock will immediately and automatically convert into 125 shares of our common stock at such time that we file an amendment to our articles of incorporation effecting a reverse stock split of our common stock so that we have a sufficient number of authorized and unissued shares of our common stock to permit the conversion of all outstanding shares of our Super Voting Preferred Stock into our common stock. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive own approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders own 8,000,000 shares of our common stock.

Capital Raise

On June 26, 2013, we also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with W-Net Fund I, L.P. (“W-Net”), Europa International, Inc. (“Europa”) Verdad Telecom, Inc. (“Verdad”), Gardner Syndication Management, Inc. (“Gardner”), Kartic Enterprises, Inc. (“Kartic”), MyLi Burger Holdings, LLC (“MyLi”), Scott and Sandra Alderton Family Trust (“Alderton Trust”), Adam Liebross (“Liebross”), Lee Mendelson (“Mendelson”), Elisabeth Wedam (“Wedam”), Murray Markiles (“Markiles”) and Louis Wharton (“Wharton” and together with W-Net, Europa, Verdad, Gardner, Kartic, MyLi, Alderton Trust, Liebross, Mendelson, Wedam and Markiles, the “Purchasers”), pursuant to which the Purchasers, on June 26, 2013, purchased from us 3.0% Senior Secured Convertible Notes (the “Notes”) for a cash purchase price of $2,500,000 and the conversion of $500,000 of Saleen Automotive’s existing secured convertible debt, for an aggregate principal amount of $3,000,000 outstanding under the Notes (the “Capital Raise”). The Notes, excluding accrued interest through their maturity, are convertible into 40,000,000 shares of our common stock at a conversion price of $0.075 per share, and after a contemplated 1-for-2.63837 reverse stock split (the “Reverse Split”) will be convertible into approximately 15,160,876 shares of our common stock at a conversion price of approximately $0.198 per share. Under the Notes, we are obligated to repay to the Purchasers on June 25, 2017, the principal amount of $3,000,000. The Notes accrue interest at the rate of 3% per annum (which interest rate shall be increased to 12% from and for the continuation of an event of default) on the unpaid/unconverted principal balance, payable on the maturity date of the Notes. As the Notes provide that interest is payable on the maturity date, no cash interest will be paid on the Notes following the sale thereof.

On June 26, 2013, we also entered into a Security Agreement and an Intellectual Property Security Agreement with the Purchasers and each of our subsidiaries, pursuant to which all of our obligations under the Notes are secured by first priority security interests in all of our assets and the assets of each of our subsidiaries, including intellectual property. Upon an event of default under the Notes or such agreements, including the failure of any representation or warranty in the Security Agreement to be true in any material respect when made, our failure to observe or perform our obligations under the Security Agreement for 5 business days after delivery of notice of such failure or if any material provision of the Security Agreement shall be declared invalid or unenforceable, the Purchasers may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California, Florida and Nevada law. In addition, under a Subsidiary Guarantee, each of our subsidiaries has guaranteed all of our obligations under the Notes.

Description of Business

Immediately prior to the Closing, we were a public “shell” company with nominal assets. As a result of the Merger, we are solely engaged in the Saleen Entities’ business. With respect to this discussion, the terms “we,” “us,” “our” and “our company” refer to Saleen Automotive, Inc., a Nevada corporation and its wholly-owned subsidiaries, SMS Signature Cars, a California corporation, and Saleen Automotive, Inc., a Florida corporation.

Through a variety of related entities, we design, develop, manufacture and sell high-performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization of OEM American Sports Cars and the production of high performance USA-engineered premium sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, performance cars, automotive aftermarket specialty parts and lifestyle accessories. We are also developing a next-generation American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets.

Our customers worldwide include muscle and performance car enthusiasts, collectors, automotive manufacturers, retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet and Dodge platform vehicles for our muscle and performance vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our current retail outlets for our products are authorized Ford, Chevrolet and Dodge dealers who fully approve all engineering upgrades.

We plan to return as a global performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, develop our own motorsport program and introduce our next generation American supercar.

History and Background

The Saleen brand, started by former racing driver Steve Saleen, began in 1983. Saleen used his business degree from USC, coupled with experience in his father’s manufacturing business, to build the Saleen brand. Saleen began auto crossing, then rapidly moved into SCCA pro series (Formula Atlantic, Trans-Am Championship, Sport Truck racing) and then into Indy car racing.

Saleen Autosport was founded in 1983 by Saleen when he recognized a niche market opportunity for a high-end approach to improving performance and the appearance of production sports cars. By 1984, the first Saleen Autosport street car, the Saleen Mustang, was ready for sale. It boasted special aerodynamics, an attractive and highly functional cockpit and a precise handling suspension package. The result was a car built as a limited edition model with individual serial numbers assuring authenticity. Later, demonstrating the car’s performance, the company’s race team brought home a victory for Saleen Autosport, Ford and sponsor General Tire at the 24-hour race at Mosport Park in Ontario, Canada.

During the 1990s Saleen Autosport changed its name to Saleen Productions and then to Saleen Performance. In 1991 it introduced the Saleen Mustang S351, which had 495 horse power. The S281 followed in 1996, expanding the market by offering high performance to a broader audience. During the 90’s that company entered the SUV market with Saleen’s interpretation of a high performance SUV based on the Ford Explorer platform.

In 2000, Saleen established himself as a true visionary in the automotive industry, with the complete ground up production of the Saleen S7, a hand-built high-performance supercar. The Saleen S7 was not built on an existing chassis, and is a rolling testament to Saleen’s ability to manufacture a high-performance automobile on a modest budget. The Saleen-designed engine, which included castings for the aluminum block and head, and the Saleen-engineered and developed transmission including all internal controls unique to the vehicle, were engineered by Saleen Performance. The Saleen S7 Supercar has won on every major racetrack worldwide from Le Mans to Daytona. Saleen-branded vehicles have won ten Manufacturers Championships over the last 25 years of racing, including Grand AM, British GT, ALMS, ELMS, FIA GT, and both the French and Spanish GT series.

In 2003, Saleen Performance became Saleen, Inc. Due to its achievements with the Saleen S7 Supercar and its performance cars expertise, Ford Motor Company out-sourced a contract to Saleen, Inc. to serve as chief of engineering in charge of Ford Engineers and Tier One Suppliers for the Ford GT (40) supercar project. The project included the complete assembly and painting of the vehicles in Saleen, Inc.’s facility that was established in Troy, Michigan.

Additionally, Saleen, Inc. was contracted to help produce specialty vehicles including the Dodge Viper and Ford Harley Davidson Supercharged F-150 truck. In addition, Saleen, Inc. produced specialty vehicles for numerous high profile movie projects, including the Chevrolet Camaro for the movie “Transformers,” and vehicles for “Fast and Furious,” “Bruce Almighty,” and “Ironman.”

During 2003, in order to finance Saleen, Inc.’s expansion with the Ford GT (40) project, Saleen sold a majority interest in Saleen, Inc. to a private equity fund. Since its inception in 1983 as Saleen Autosport to its evolution to Saleen, Inc., that company grew over a period of some 28 years. Saleen resigned from Saleen, Inc. in 2007 following a change in direction of that company.

On July 1, 2008, Saleen established SMS Signature Cars. SMS commenced operations in Corona, California, producing high performance automobiles and selling automotive aftermarket parts. SMS expanded the historical offering of mass customized Mustangs into a broader line of vehicles including Chevrolet Camaros and Dodge Challengers. SMS also was contracted to produce specialty vehicles for the movie “Bullet” and recently completed a contract to produce replica supercars for a movie that is currently under development by a major movie production company.

On July 21, 2011, Saleen and a group of private investors established Saleen Electric Automotive, Inc., a Florida corporation (“SEA”). SEA had identified opportunities in the commercial electric vehicle market and was formed to develop a line of electric delivery vans, automobiles, and high capacity chargers. On April 26, 2012, Saleen Electric Automotive, Inc. changed its name to “Saleen Automotive, Inc.”

On April 2, 2012, Saleen announced that after several years of litigation with the former Saleen, Inc., he had successfully regained control of the Saleen brand and products that he had created. With the recapture of the Saleen brand by Saleen, and the name and likeness of Steve Saleen – both of which were assigned to us in connection with the Merger – we now have a significant presence within the automobile industry and are positioned to become the global leader in the mass customization of OEM American sports cars.

Since their launch in 1983 Saleen’s businesses have produced hundreds of Saleen-branded vehicles. Saleen customers and non-Saleen customers alike continue to upgrade their vehicles with specialty parts and accessories that they purchase from our Company.

Our Vehicles, Products and Services

We currently provide or intend to provide the following products and services:

Performance Cars: We are a leader in the mass-customization of OEM American sports cars, building them into Saleen-branded performance cars through a transformational process in which every part we incorporate into the vehicle is designed, engineered, tooled, tested, manufactured and certified by us or under our control for the entire vehicle. We are currently converting Ford Mustangs, Chevrolet Camaros and Dodge Challengers. The current product line of ultra-high performance vehicles includes the Saleen 570 and 570X Challenger, the Saleen 302 and 302SC and S351 Mustang and the Saleen 620 and 620X Camaro.

Performance Parts: We manufacture and distribute specialty automotive aftermarket parts and accessories to our base of over 25,000 loyal Saleen automotive enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to millions of Mustang, Camaro, Challenger and Ford Truck owners.

American Supercars: We are currently designing our next-generation American supercar that will be manufactured and sold through our Supercars division and our retail stores.

Motorsports & Engineering Services – We provide contract design, engineering and product development services. We recently completed a contract for a major Hollywood movie producer to develop and manufacture working replicas of high performance racing “supercars” to be featured in a new movie. We have established over several years a formidable reputation for the highest quality engineering and technology development capabilities.

Battery Electric Vehicles: We plan to develop a line electric battery electric vehicles (or BEVs) for commercial and consumer oriented applications, utilizing the same mass-customization process used with our performance vehicles and existing facilities to overlay the BEV design on selected new, but market proven, OEM automobile chassis designed for internal combustion engines. Our market strategy is to engage a network of distributors to enter the business enterprise and government fleet market in the U.S. and in international markets.

Retail Distribution Outlets: We intend to open a network of retail branded stores that will become a primary sales channel for our performance vehicles, supercars, aftermarket parts and accessories, founded on the concept of the former retail store in Southern California. Saleen apparel, presently sold online, is branded under the Saleen Lifestyle, Saleen Performance, Saleen Racing and Heritage marquees and provides enthusiasts with a new Saleen interactive experience and an ability to be immersed into the Saleen brand. We intend to operate these stores in high traffic malls in major cities where Saleen has a customer base, such as Orange County, Los Angeles, San Jose, Miami, Phoenix and other locations.

Technology, Design and Engineering Capabilities

We believe the core competencies of our company are performance car design and vehicle engineering. Our core intellectual property is contained within our supercharger and related performance enhancing products.

Our engineering team is staffed with experienced and dedicated professionals with a wide range of expertise in providing design, analysis, and prototyping and validation capabilities to the global vehicle industry. We offer in-house expertise in areas ranging from chassis, body and power train, NVH engineering, electrical systems, thermal systems and CAE. We provide seamlessly integrated services in a broad range of engineering disciplines through a unique mix of mainstream automotive engineering expertise and motorsports carefully matched to their position specifications. Our engineering team utilizes the most technically advanced engineering tools available in a results-driven and highly stimulating environment.

Our product development methodology is designed to ensure a disciplined and quantifiable approach that emphasizes the highest quality and progress accountability as follows:

·	Market Definition and Potential
·	Product Definition
·	Realistic Revenue Targets
·	Design and Engineering
·	Prototyping

·	Testing
·	Volume Production Engineering
·	Product Launch
·	Success Reporting and Measurement
·	Product Enhancement Plan

Over a 30-year history, our principals have developed core competencies in the design, engineering, manufacturing, marketing and sales of high performance vehicles as well as developed or acquired the technology to apply the same processes to the production of superior performance vehicles. Specifically, we have expertise with respect to the following:

·	Engineering Capabilities
·	Suspension & Chassis
·	Powertrain
·	Certification
·	Engineering Tools
·	CAD Systems
·	Data Acquisition Systems
·	ETAS Calibration Tools
·	Crash Simulation Software
·	Suspension Simulation Software
·	CFD, Fluid Simulation Software
·	Design and Prototyping Capabilities
·	Style & Design Center
·	Full product development from the first sketch to final production
·	Manufacturing, Assembly and Production

Our manufacturing and assembly teams collaborate regularly with the engineering development team to ensure that the appropriate processes, tooling, sourcing and timing is considered early in every program. Sharing of ideas throughout the business ensures that every aspect of a program is considered and understood by the entire enterprise.

We utilize the most current design, testing and prototyping systems in our manufacturing process, some of which include: Adams Kinematics - CAD (Computer Aided Design) - CFD (Computational Fluid Dynamics) - FEA (Finite Element Analysis) -- CAM (Computer Aided Machining) - Rapid Prototyping - Machine Tools - Composites Manufacturing - Wind Tunnel – Pam Crash for crash simulation and design of occupant safety systems.

Vehicle Limited Warranty Policy

We provide a three-year or 36,000 mile New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). Our warranty claims experience to date has been negligible.

Product Development Initiatives

Our “racing culture” is a mindset embedded throughout our Company that drives all employees to continue to identify new product development initiatives that will continue to fuel our growth engine. Our new products and business opportunities currently under development include the following initiatives.

Next Generation Saleen Supercars: The next generation Saleen-branded supercar is presently in the development phase by our engineering division. Using the experience gained by our design and engineering team-members that previously developed (while working at Saleen Performance) the Saleen S7 on a modest budget to a highly successful level in terms of both road and race car sales (as well as outright motorsports podium finishes including the 24 Hours of Le Mans), we plan to expand our product offerings into the American supercar sector.

The value of the nationality of a supercar should not be underestimated. The European supercar manufacturers, who have dominated this market for the last 60 years, at times have given way to US dominance in the form of the original Ford GT40 and again with the Ford GT. There is significant international demand for US-engineered performance automobiles and a lack of product from US manufacturers.

The USA remains, at this time, a significant portion of the supercar market which we intend to target for the next-generation Saleen-branded supercar. With the superb legacy of the Saleen S7 and the brand values and image of Saleen to promote the new car, we anticipate that this new entry will achieve our projected commercial and performance objectives.

Electric Vehicle Technologies: Our engineering team includes a noted expert on the development of electric vehicle technologies. Applications of electric power trains include select commercial vehicles including delivery vans and trucks.

The federal government has several initiatives underway to support the development of electric vehicles. California is the most progressive state that supports the development of electric vehicles. We intend to target both domestic and international opportunities for electric vehicle technologies and product applications.

Supply Chain

We use over 1,000 purchased parts which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source.

Marketing Strategy

Our principal marketing goals are to:

·	generate demand for our vehicles and drive leads to our sales teams;
·	build long-term brand awareness and manage corporate reputation;
·	manage our existing customer base to create loyalty and customer referrals; and
·	enable customer input into the product development process.

We operate as an Original Equipment Manufacturer (OEM) producing, in our opinion, the best muscle and performance cars available worldwide today. We have crafted a truly unique and dynamic business model that at its core centers on our brand’s value and our specialty in delivering the highest quality of cutting edge design, engineering and production of performance muscle cars, supercars, specialty parts and accessories to our customers.

Our perspective in enhancing existing market proven products, methodologies and technologies developed and used by the dominant U.S. muscle and performance car manufacturers, although while not unique, is an important differentiator from would be competitors. Additionally, our internally developed intellectual property and brand will continue to grow and deepen with this focus and will strengthen barriers to further competition over time.

We currently manufacture Ford Mustangs, Chevrolet Camaros and Dodge Challengers into Saleen-branded performance cars through a Company-certified transformational process in which every part incorporated into the vehicle is designed, engineered, tooled and extensively tested before being manufactured and moved into the conversion production process.

We also manufacture and distribute Saleen-branded certified specialty automotive aftermarket parts and accessories directly to an ever growing base of loyal automotive enthusiasts in both the U.S. and internationally. Additionally, many of these parts and accessories are marketed and sold to Mustang, Camaro, Challenger and Ford Truck owners.

Our Saleen-branded performance cars are sold through Ford, Chevrolet and Dodge retail dealers in the US nationwide. Having pioneered the concept of Company-owned retail stores with an award winning location in Southern California, we have been an early adopter of concept branded, Company-owned retail stores as traditional roles for manufacturers and retailers began to blur and their activities were becoming more intertwined.

We have positioned a three year roll-out of Saleen-branded retail locations under a unique blended “partial forward integration” formula as a value-added sales channel. We can market and sell to end consumers not only through our existing dealer network but also through our Company-owned stores. We will also be able to better service our dealer network by region as a byproduct of our blended “partial forward integration” formula.

Our Motorsports and Engineering Services division is under contract to provide design, engineering, and product development services to the motion picture, television, media and specialty events industry.

Our annual operating budget includes a commitment to effective marketing, advertising and promotional efforts in order to further strengthen awareness of our brand and expose our products to a larger and more targeted worldwide audience. We will contract with marketing and advertising businesses that understand the target market and who can and will further promote our business. As such, we will carry out:

Events Marketing: As an ultra-high performance niche manufacturer, we take pride in attending events on the international auto show circuit such as in Los Angeles, Detroit, New York, Pebble Beach, Amelia Island, Paris and Tokyo.

Print Marketing: Our vehicles have graced the covers and filled the pages of automotive magazines, and sparked the imagination of generations of aspiring automotive enthusiasts. We believe that they will continue to do so, both through purchased ad space as well as free press through press releases of newsworthy or entertainment-worthy information.

Movie Magic: We will continue to leverage our proximity and connections within the entertainment and trend industries for vehicle placement across videos, broadcast, cable television and feature films. In most cases, lead actors and producers seek Saleen-branded cars out for these roles.

There are additional markets and market segments into which we intend to expand once our capabilities have been established in our core markets and market segments. We plan on expanding our business model internationally by identifying strategic partners in targeted countries throughout the world. Initial targeted areas are the Middle East, China, and India. Once a strategic partner is identified in a particular country, we and our strategic partner will jointly develop a business plan for that country. Additionally, our management believes that the completion of many of our planned commercial projects will demonstrate the breadth and depth of our capabilities and provide the foundation to enter into additional market segments.

Sales Strategy

We currently sell our performance cars through a network of Ford, Chevrolet and Dodge dealers. Our dealer sales team is continuing to increase our base of dealers that is resulting in a steady pattern of sales growth.

We plan to sell and service our vehicles through our Company-owned sales and service network in North America. Our intent is to offer a compelling customer experience while gathering rapid customer feedback and achieving operating efficiencies, better control over the costs of inventory, warranty service, pricing, and the development of the Saleen brand. Our Saleen-branded stores will not carry large vehicle inventories and, as a result, will not require corresponding large floor spaces. We believe the benefits we receive from distribution ownership will enable us to improve the speed of product development and improve the capital efficiency of our business. We believe that this approach provides us with a competitive advantage as compared to incumbent automobile manufacturers. Sales through these retail channels will be generated across the following platforms:

New Vehicle Sales: Our retail outlets will act as a primary retail channel for all Saleen-branded vehicles and financing programs. All staff will be thoroughly trained and certified to sell and market the vehicles, products and apparel. Once the new Saleen-branded supercar model is developed, it will be sold in the stores, adding to the excitement the stores will generate in high traffic areas.

Technical Performance Sales: All retail outlet staff members will be highly trained technical staff members, able to educate, inspire and ignite consumers’ interest in high performance Saleen-branded products. Each retail outlet will handle scheduling of installation of our patented performance parts or provide technical guidance for the more hands-on consumers who want to self-install performance parts.

Lifestyle Performance Sales: Each retail outlet’s highly fashionable staff will be the showcase for our diverse range of lifestyle accessories and apparel, including clothes, driving shoes, watches, eyewear, posters, books and model cars, among others.

The Global Automotive Market

Presently United States auto sales are now running at the fastest pace in the last four years and we believe that pace is poised to reverberate through the world’s largest economy with a spillover into production, profits and jobs for Americans.

Globally, the opportunities in emerging markets such as China, Russia and India are now substantial and are currently being very aggressively targeted by the major OEMs. Replicating the Western taste in automobiles, these countries are prime targets for the international expansion of our business in addition to Europe, the Middle East and the Far East.

Our strategic relationships with Ford, Chevrolet and Dodge position us effectively in the muscle and performance car segment of the North American auto industry. This segment continues to resist any downside pressure from variables in market conditions.

Automotive Aftermarkets Parts Market

The specialty equipment and parts market includes products used to modify the performance and appearance, and /or handling of vehicles. The specialty equipment, parts and accessories segment of the aftermarket (products that are not purchased out of necessity, but rather out of choice) has been a traditional bright spot in the automotive industry.

Supercars Market

Based on the prior success of the Saleen S7 supercar, and current sales of supercars, we believe that there is a solidly growing market globally for dependable, American-made supercars offering demonstrably superior performance with revolutionary styling and design characteristics.

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and we comply with, or are exempt from, numerous regulatory requirements established by the NHTSA, including all applicable United States federal motor vehicle safety standards (FMVSS). Our performance cars fully comply with all FMVSSs without the need for any exemptions. As a manufacturer, we must self-certify that a vehicle meets, or otherwise obtain an exemption from, all applicable FMVSSs before the vehicle can be sold in the United States.

We are also required to comply with other requirements of federal laws administered by the NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash test ratings, as determined by the NHTSA, if such tests are conducted.

Regulation—EPA Emissions & Certificate of Conformity

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) with respect to emissions for our vehicles. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by the CARB. States that have adopted the California standards as approved by the EPA also recognize the Executive Order for sales of vehicles.

Competition

Domestic United States auto sales are currently at their highest pace in over four years since the financial crisis hit. We believe that the boost in sales is poised to reverberate through the world’s largest economy with a spillover into production, profits and jobs for Americans.

Competition in this industry is in most cases based on reputation, prestige, quality, service and overall price. A strong combination of all these areas tends to attract repeat and loyal customers and enthusiast. Consumers tend to shop for name brand and expect high customer service levels. Promptness of service also matters because customers want and need their cars back as soon as possible.

In addition to customer service, name or brand recognition and reputation play an important role in determining how competitive an auto customization business is.

The location of retail outlets is another crucial competitive factor defining this industry. A location is best determined by a combination of population distribution, average income levels and the number of vehicle registrations and existing competitors. The optimum combination results in a location that often allows the Company to achieve economies of scale in terms of advertising and distribution costs.

Our primary competition will come from other high-end cars, their manufacturing companies, and third-party companies that specialize in customization for these cars. These cars include:

·	Acura NSX, which sells about 5,000 units per year
·	Aston Martin DB9, which sells about 1,000 units per year
·	Aston Martin DB9 Convertible, which sells about 1,000 units per year
·	Aston Martin DBS, which sells about 250+ units per year

·	Audi R8, which sells about 3,900 units per year
·	Audi R8 V10, which sells about 3,900 units per year
·	Ferrari 458 Spider, which sells about 2,500 units per year
·	Ferrari 458 Italia, which sells about 2,500 units per year
·	Ferrari 430 Scuderia, which sells about 250 units per year
·	Ford GT, which sells about 1,800 units per year
·	Lamborghini Gallardo Coupe, which sells about 1,500 units per year
·	Lamborghini Gallardo Convertible, which sells about 1,500 units per year
·	Lamborghini Gallardo Superleggera, which sells about 250 units per year
·	Lexus LFA, which sells about 500 units per year
·	McLaren MPA 1ZC, which sells about 4,500 units per year
·	Porsche GT3, which sells about 1,00 units per year

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. SMS and Saleen Automotive own trademarks registered with the U.S. Patent and Trademark Office. In addition, we now own the Saleen “brand” registered trademarks as well as other unregistered common law trademarks.

We currently market our products using the Saleen name and logo, as well as the name and likeness of Steve Saleen, through a royalty free license from Saleen.

Seasonality

Sales of our performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Saleen 302, 351, 57, and 620 vehicles, and other vehicles we introduce in the future may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business.

Employees

As of June 2013, we had 16 full-time employees and six part-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING SHARES OF OUR COMMON STOCK. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

Risks Relating to our Business

We may be unable to sustain our current level of production or deliveries of our performance cars both of which could harm our business and prospects.

Performance car production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries for our next-generation supercar is subject to certain risks and uncertainties, including:

·	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce our supercars in volume and reach our financial targets;
·	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of our supercars in a timely manner that meets our production plan and allows for high quality vehicles;
·	that we will not encounter parts quality issues before, during or after production of performance cars;
·	that we will be able to schedule and complete deliveries at our planned volume production;
·	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;
·	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;
·	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and
·	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

Finally, detailed long-term testing of systems integration, performance and safety as well as long-term quality, reliability and durability testing are ongoing and any negative results from such testing could cause production delays in performance cars, cost increases or lower quality vehicles.

We are dependent on our suppliers, the vast majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

Performance cars contain numerous purchased parts which we source globally from over 50 direct suppliers, the vast majority of whom are currently single source suppliers for these components. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, the vast majority of the components used in our vehicles are purchased by us from single sources. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our suppliers.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for most of our single sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our vehicles may be time consuming, costly and may force us to make additional modifications to a vehicle’s design.

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our performance cars and/or supercars. We may experience additional delays in the future with respect to performance cars, supercars and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them cheaper to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Additionally, cost reduction efforts may interrupt or harm our normal production processes, thereby harming performance car and supercar quality or reducing production output.

Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our performance vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unable to adequately reduce the manufacturing costs of performance cars and supercars or otherwise control the costs associated with operating our business, our business, financial condition, operating results and prospects will suffer.

Our production costs for performance cars have been high due to start-up costs at our factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of the business. As we are now producing cars at our steady state production volume of 12 vehicles per month, manufacturing costs have started to fall. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during 2014, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance cars, assembling vehicles and compensating our personnel. We may also incur substantial costs in increasing the production capability of our performance cars manufacturing facilities, each of which could potentially face cost overruns. If performance cars tooling, production equipment and parts are insufficient for use in supercars, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of supercars may exceed our expectations.

Additionally, in the future we may be required to incur substantial marketing costs and expenses to promote our vehicles, including through the use of traditional media such as television, radio and print, even though our marketing expenses to date have been relatively limited as we have to date relied upon unconventional marketing efforts. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components could increase due to shortages as global demand for these products increases.

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically supercars and new vehicle models such as midline sports cars.

Our long-term success is dependent on market acceptance of our performance cars and supercars. There is no guarantee that these new vehicles will be successfully accepted by the general public in the long-term.

Additionally, there can be no assurance that we will be able to design future vehicles that will meet the expectations of our customers or that our future models will become commercially viable. To the extent that we are not able to build future supercars to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. To date, we have limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our vehicles.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Saleen Automotive was formed in July 2011. SMS was formed in July 2008 and began delivering the SMS Challenger in early 2009. SMS began producing the SMS Mustang in April 2010. Our production processes continue to mature.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We have a history of losses and have to deliver significant cost reductions to achieve profitability in 2013 and long-term commercial success.

Saleen Entities incurred a combined net loss of $2,573,463 for the year ended March 31, 2013. In addition, we have combined accumulated net losses of $8,290,715 from our inception through March 31, 2013. We have had net losses in each quarter since our inception. Even if we are able to successfully maintain our current performance car production levels, there can be no assurance that we will be commercially successful. In order to achieve profitability in 2014 as well as long-term commercial success, we must continue to achieve our planned cost reductions and control our operational costs while producing quality vehicles at volume, maintain our delivery rates to match our current and anticipated production capacity, maintain strong demand for performance cars, and achieve our planned cost reductions and control our operational costs. Failure to do one or more of these things could prevent us from reaching profitability.

Increases in costs, disruption of supply or shortage of raw materials, in particular superchargers, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including aluminum, steel, nickel and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our supercharger manufacturers, would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to sell our performance vehicles in Company-owned Saleen stores and over the Internet. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well-established distribution channels.

We plan to open Saleen stores in the United States initially, and expand internationally as opportunities arise. We have only limited experience distributing and selling our performance vehicles through our Saleen stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our new store strategy will be successful, if consumers will be willing to purchase vehicles in this manner or if these locations will be deemed to comply with applicable zoning restrictions as well as approval and acceptance from the specific high profile retail centers in which we seek to locate our stores. As a result, we may incur additional costs in order to improve or change our retail strategy.

You must consider our business and prospects in light of the risks, uncertainties and difficulties we encounter as we implement our business model. For instance, we will need to persuade customers, suppliers and regulators of the validity and sustainability of our business model. We cannot be certain that we will be able to do so, or to successfully address the risks, uncertainties and difficulties that our business strategy faces. Any failure to successfully address any of the risks, uncertainties and difficulties related to our business model would have a material adverse effect on our business and prospects.

We may face regulatory limitations on our ability to sell vehicles directly or over the Internet which could materially and adversely affect our ability to sell our vehicles.

We plan to sell our vehicles from our Saleen stores as well as over the Internet. We may not be able to sell our vehicles through this sales model in each state in the United States as many states have laws that may be interpreted to prohibit Internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, some states provide that a manufacturer cannot deliver a vehicle to a resident of their state except through a dealer licensed to do business in such state, which may be interpreted to require us to open a store in that state in order to sell vehicles to their residents. In some states where we have opened a gallery, which is a location where potential customers can view our vehicles but is not a full retail location, it is possible that a state regulator could take the position that activities at our gallery constitute an unlicensed motor vehicle dealership and thereby violates applicable manufacturer-dealer laws. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the Internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely untested under state motor vehicle industry laws, particularly with respect to sales over the Internet, and would be determined by a fact-specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact-specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, the manner in which the applicable authorities will apply their state laws to our distribution model is difficult to predict. Such laws, as well as other laws governing the motor vehicle industry, may subject us to potential inquiries and investigations from state motor vehicle regulators who may question whether our sales model complies with applicable state motor vehicle industry laws and who may require us to change our sales model or may prohibit our ability to sell our vehicles to residents in such states. In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges as to whether such decisions comply with applicable state motor vehicle industry laws.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. With respect to our supercars, we face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Furthermore, certain large automobile manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company.

Demand in the automobile industry is highly volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our performance vehicles will impact our business, prospects and operating results as well. Demand for our performance vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may negatively affect consumer purchases of luxury items, such as our performance vehicles.

Over the last few years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our performance vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of high-end and luxury consumer products, such as our performance vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for performance vehicles or future vehicles, any of which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our performance vehicles. Demand for new cars in the automobile industry in general, typically decline over the winter season, while sales are generally higher during the spring and summer months. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of performance vehicles and other models we introduce may have similar seasonality. However, our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our supercars, increase the production capacity at our manufacturing facilities to produce our supercars, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our common stock after the Merger could fall substantially, either suddenly or over time.

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects and stock price may suffer materially.

Our vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of our vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed.

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

·	our limited operating history;
·	our limited revenues and lack of profitability to date;
·	unfamiliarity with or uncertainty about the our supercars;
·	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;
·	the prospect that we will need ongoing infusions of external capital to fund our planned operations;
·	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and
·	the prospect or actual emergence of direct, sustained competitive pressure from more established automakers, which may be more likely if our initial efforts are perceived to be commercially successful.

Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

We may not succeed in maintaining and strengthening the Saleen brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Saleen brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell our performance vehicles and future planned supercars. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality performance vehicles and we have very limited experience in these areas.

In addition, we expect that our ability to develop, maintain and strengthen the Saleen brand will also depend heavily on the success of our marketing efforts. To date, we have limited experience with marketing activities as we have relied primarily on the Internet, word of mouth and attendance at industry trade shows to promote our brand. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in Detroit, Japan and the European Union, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our plan to develop our network of Saleen stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our performance vehicles. In addition, we may not be able to open stores in certain states.

Our plan to develop our network of Saleen stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicles. This planned U.S. expansion of Saleen stores may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Furthermore there can be no assurances that we will be able to construct additional storefronts on the budget or timeline we have established. We will also need to ensure we are in compliance with any regulatory requirements applicable to the sale of our vehicles in those jurisdictions, which could take considerable time and expense. If we experience any delays in expanding our network of Saleen stores, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We plan to open Saleen stores with a goal of establishing approximately 12 U.S. stores within the next several years. However, we may not be able to expand our network at such rate and our planned expansion of our network of Saleen stores will require significant cash investment and management resources, as well as efficiency in the execution of establishing these storefronts and in hiring and training the necessary employees to effectively sell our vehicles. Such additional investments may not be available to us or may not be available on terms reasonably acceptable to us.

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to open stores or sell vehicles out of such states and jurisdictions. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results. See Risk Factor “We may face regulatory limitations on our ability to sell vehicles directly or over the Internet which could materially and adversely affect our ability to sell our vehicles.”

If we fail to manage future growth effectively as we rapidly grow our Company, we may not be able to produce, market, sell and service our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the expansion of our network of Saleen stores. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

·	finding and training new personnel;
·	forecasting production and revenue;
·	controlling expenses and investments in anticipation of expanded operations;
·	establishing or expanding design, manufacturing, sales and service facilities;
·	implementing and enhancing manufacturing and administrative infrastructure, systems and processes;
·	addressing new markets; and
·	expanding international operations.

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians for our performance vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in performance vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing performance vehicles are intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause the stock price of the combined business to decline. In particular, we are highly dependent on the services of Steve Saleen, our Chief Executive Officer and Chairman of our Board of Directors, and Robert Miranda, our Chief Financial Officer. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. Currently in Southern California, there is increasing competition for talented individuals with the specialized knowledge of performance vehicles, software engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Southern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

Many members of our management team are new to the Company or to the automobile industry, and execution of our business plan and development strategy could be seriously harmed if integration of our management team into our Company is not successful.

Our business could be seriously harmed if integration of our management team into our Company is not successful. We expect that it will take time for our new management team to integrate into our Company and it is too early to predict whether this integration will be successful. We have recently experienced significant changes in our management team and expect to continue to experience significant growth in our management team. Our senior management team has only limited experience working together as a group. This lack of long-term experience working together may impact the team’s ability to collectively quickly and efficiently respond to problems and effectively manage our business. Although we are taking steps to add senior management personnel that have significant automotive experience, some members of our current senior management team have limited experience in the automobile industry.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

As an automobile manufacturer, we and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

Contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Additionally, disgruntled ex-employees may actively encourage unionization of our employees. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our performance vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect the stock price of the combined business. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our performance vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. Regulations related to the automobile industry are currently evolving and we face risks associated with changes to these regulations such as:

·	the amendment or rescission of the federal law and regulations mandating increased fuel economy in the United States, referred to as the Corporate Average Fuel Economy (CAFE) standards, could reduce new business opportunities for our development activities;

·	the amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by the EPA under the authority of the Clean Air Act could reduce new business opportunities for our development activities;
·	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and
·	changes to regulations governing the export of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

To the extent the laws change, some or all of our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects and operating results. We insure against the risk of product liability claims, however, any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 mile New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro performance vehicle. We provide a one year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new performance vehicles. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge).

We have limited operating experience with our vehicles, and therefore little experience with warranty claims for these vehicles or with estimating warranty reserves. Our warranty claims to date have been negligible and we currently do not have reserves recorded for warranty claims.

We could in the future become subject to a significant and unexpected warranty expense. There can be no assurances that our currently existing or future warranty reserves will be sufficient to cover all claims or that our limited experience with warranty claims will adequately address the needs of our customers to their satisfaction.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights relating to our base vehicles may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

·	cease selling, incorporating or using vehicles that incorporate the challenged intellectual property;
·	pay substantial damages;
·	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
·	redesign our vehicles.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this in-licensed technology infringes the rights of others. In that case, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

·	our pending patent applications may not result in the issuance of patents;
·	our patents, if issued, may not be broad enough to protect our proprietary rights;
·	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
·	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
·	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and
·	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will result in issued foreign patents. Furthermore, even if these patent applications do result in issued patents, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

Our corporate headquarters and factory in Corona are located in southern California, a region known for seismic activity. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. In addition, our lease for our Corona facility permits the landlord to terminate the lease following a casualty event if the needed repairs are in excess of certain thresholds and we do not agree to pay for any uninsured amounts. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

If our suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality performance vehicles while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, appropriate sourcing of raw materials, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our performance vehicles if, as a result of such violation, we were to attract negative publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

We will continue to need additional financing to carry out our business plan.

The net proceeds from the Capital Raise available to fund our business will be reduced by the required payments and reimbursements to stockholders to whom we are indebted and other transaction costs incurred by prior operations. Although we estimate that the net funds from the Capital Raise will be sufficient to fund our planned activities for up to a year, we will need thereafter or sooner to obtain significant additional funding to successfully continue our business. Such additional funds may not be readily available or may not be available on terms acceptable to us.

Our auditors have expressed a going concern opinion on the Saleen Entities financial statements and on our financial statements. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

If we fail to make certain required payments and perform other contractual obligations to the tax authorities and our lenders, the debt obligations to such creditors will accelerate, which would have a material adverse effect on our continued operations.

Future acquisitions and product development activity will require additional capital that exceeds our operating cash flow. In addition, our administrative costs (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require cash resources.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we are not successful in raising additional capital, our resources may be insufficient to fund our planned operations in 2014 or thereafter.

Any additional capital raised through the sale of equity or convertible debt will dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets, our limited operating history, market acceptance of our performance vehicles and parts, and the departure of key employees. Further, if demand for our products does not grow, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with revenues from our operations, is not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

For these reasons, the report of our auditor accompanying the Saleen Entities financial statements and our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

·	expand our systems effectively or efficiently or in a timely manner;
·	allocate our human resources optimally;
·	meet our capital needs;
·	identify and hire qualified employees or retain valued employees; or
·	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our abilities to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

Our forecasts are highly speculative in nature and we cannot predict results in a development stage company with a high degree of accuracy.

Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses we project will, in fact, be received or incurred.

We will be subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our Company and, as a result, the value of the stock of the combined business.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of the stock of the combined business.

Our limited senior management team size may hamper our ability to effectively manage a publicly traded Company while developing our products and harm our business.

Our management team has experience in the management of publicly traded companies and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. They realize it will take significant resources to meet these requirements while simultaneously working on licensing, developing and protecting our products and intellectual property. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

The failure of the United States automotive industry to experience a rebound to pre-recessionary performance could adversely harm our business.

The global recession, which commenced in 2008, had a dire impact on the United States automotive industry. The sudden collapse in demand for new automobiles resulted in bankruptcy filings and significant, long-term restructuring for Chrysler and General Motors, with Ford narrowly avoiding the need for a bail-out loan from the federal government to stay solvent. The auto industry, as we have known it for over a century, nearly collapsed.

The “Big Three” automakers have responded by revamping their product lines, garnering wider consumer popularity and grabbing market share from the Asian automakers. As a result they have posted strong quarterly earnings, allowing both Chrysler and GM to repay the bulk of their government loans. However, the future of the industry remains uncertain, and the demand for new vehicles has not been as robust as in the pre-recessionary period. The U.S. automotive industry faces tough overseas competition and soft consumer demand that will likely persist for the foreseeable future.

Furthermore, the automakers are traversing a new regulatory environment with a higher Corporate Average Fuel Economy standard being ushered in where high mileage vehicles have typically not been the strong suit of the U.S. automakers. In addition, several states have instituted legislation to quell carbon emissions which will necessarily have an impact on the auto industry as vehicles are responsible for 40% of all carbon emission in the United States. Policies focused on mitigating vehicle usage and steering commuters toward alternative forms of transportation are gaining wider acceptance and will likely have a significant impact. In addition, the U.S. population is aging overall and becoming more urbanized, which is leading analysts to conclude that the U.S. is becoming less demographically inclined to drive.

In light of the above conditions, it is not unforeseeable that the U.S. automotive industry may never rebound to the performance experienced before the recession. The relative decline of the U.S. automotive industry could prove permanent, and such a development could have an adverse impact on our business.

The global economy may continue to experience soft growth over the next several years, reducing demand for our products.

The global economy continues to experience difficulty in its recovery from the 2008 global recession. In light of the current global economic environment, there can be no guarantees that the United States, or its trading partners abroad, with whom it is largely interdependent, will experience a return to pre-recessionary growth and economic performance. Continued lackluster growth and economic figures would serve to further quell economic demand, and subsequently, growth of the automotive market, reducing demand for our products.

Risks Related to our Common Stock

There is little current trading of shares or our common stock. Our stock price is likely to be highly volatile.

Although prices for shares of our common stock are quoted on the OTCBB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our common stock is a “penny stock,” trading therein will be subject to regulatory restrictions.

Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

Limited future sales of our common stock in the public market could make it difficult to generate significant liquidity.

As noted above, we will be obligated to file a registration statement with the SEC to cover resales of shares underlying the Notes issued to the Purchasers. However, upon the effectiveness of this registration statement, most of the stock covered under the registration may not be immediately available for trading. Due to a limitation in the number of shares traded on a regular basis, there may be significant swings in the bid and ask prices of our stock or there may not be any significant volume of the stock available to trade.

We have not paid dividends in the past and, except for the dividend to be paid to our existing stockholders at the closing of the Merger, do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

While we declared a dividend to holders of record of our common stock as of May 23, 2013, we do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, the our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent the stock price appreciates, which may never occur. In addition, shareholders must generally rely on sales of the shares they own after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment.

Our officers, directors and principal stockholders, after the Merger, will be able to exert significant influence over the combined business and may make decisions that are not in the best interests of all stockholders.

After the Merger our officers, directors and principal stockholders (greater than 5% stockholders) will collectively own approximately 51.8% of our fully-diluted common stock. As a result of such ownership and the voting agreement entered into at the closing of the Capital Raise, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our Company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our Company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined Company’s interests or the interests of other stockholders, and accordingly, they could cause the combined Company to enter into transactions or agreements that it would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire our Company, which could cause our stock price to decline.

Our articles of incorporation, as amended, bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring our Company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company. As a result, the combined business will incur significant legal, accounting and other expenses that a private company would not incur. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on the audit committee, and may make some activities more difficult, time consuming and costly. We will need to:

·	institute a more comprehensive compliance function;
·	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
·	design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
·	prepare and distribute periodic reports in compliance with its obligations under the federal securities laws including the Securities Exchange Act of 1934, as amended, or Exchange Act;
·	involve and retain to a greater degree outside counsel and accountants in the above activities; and
·	establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion for our business, our ability to comply with financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support our business in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if our company or the independent registered public accountants identified a material weakness or significant deficiency in our company’s internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect, our reputation or investor perceptions of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 2735 Wardlow Road, Corona, California 92882. We operate out of leased facilities comprised of a three building campus that constitutes approximately four acres of industrial and office space. Our telephone number is (714) 400-2121. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. We are currently a party to several legal proceedings related to claims for payment that are currently accrued for in our financial statements as accounts or notes payable. Except for income tax contingencies (commencing April 1, 2009), we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Legal proceedings that are currently pending are as follows:

SMS is a defendant in a case filed by ATI Performance Products on October 21, 2011 in the California Superior Court, Riverside County, that claims breach of contract related to the sale of parts. The suit claims $36,697 in damages plus interest, legal fees and costs of litigation. We have recorded this liability on our books.

Steve Saleen and SMS are defendants in a case filed by Edward Roche on November 28, 2011 in the U.S. District Court in Massachusetts that alleges breach of contract related to a vehicle dispute. The case seeks $75,000 of damages. We believe that this case is without merit however the outcome is uncertain at the present time.

SMS is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. We have filed a cross complain against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. We believe that this case is without merit however the outcome is uncertain at the present time.

SMS is the plaintiff in a case filed against Connects Marketing and Eric Hruza on July 2, 2012 in the United States District Court, Central District of California, Southern Division, for misappropriation of trade secrets, trademark infringement and other related causes of action. The suit seeks damages in excess of $1,000,000.

SMS is the plaintiff in a case filed against Inland Empire Paint on August 10, 2012 in the California Superior Court, Riverside County, for breach of contract as a result of the defendant’s defective work. The suit claims $34,241 in damages.

SMS is the plaintiff in a case filed against Douglas Lopez & Rumm, LLP, Diana Lopez and Dana Douglas on October 16, 2012 in the California Superior Court, Orange County, for legal malpractice for their failure to adequately represent SMS in its litigation against Connects Marketing for the installation of defective engines in SMS vehicles. The suit seeks damages in excess of $1,000,000. The defendants have filed a cross-complaint against SMS and Steve Saleen for payment for legal services rendered in the amount of $10,000. We have recorded this liability on our books.

SMS is a defendant in a case filed on February 21, 2013, in the California Superior Court, Napa County, that claims breach of contract related to a vehicle dispute. The suit claims $25,586 in damages plus interest and costs of litigation. We have recorded this liability on our books.

Steve Saleen is a defendant in a case filed on February 26, 2013, in the California Superior Court, Orange County, that claims breach of contract. The suit claims $100,000 in damages plus interest, legal fees and costs of litigation. We have recorded this liability on our books.

Saleen Automotive is a defendant in a case filed on April 12, 2013, in the California Superior Court, Orange County, in connection with a breach of contract action. The suit claims $27,500 in damages plus interest, legal fees and costs of litigation. We have recorded this liability on our books.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently listed on the OTCQB and OTC Bulletin Board (OTCBB). Our common stock has been listed on the OTCBB since August 9, 2012 under the symbol “WSTY.” Because we are eligible to be quoted on the OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Historical closing prices for shares of our common stock on the OTCQB and OTCBB are only available from and after May 6, 2013. We have therefore omitted the table setting forth the high and low bid prices of our common stock for the last two fiscal years.

Shareholders of Record

As of June 28, 2013, an aggregate of 8,000,000 shares of our common stock were issued and outstanding and were owned by 5 shareholders of record.

Recent Sales of Unregistered Securities

Our Company

On June 26, 2013, we issued 896,000 shares of our Super Voting Preferred Stock to Steve Saleen and the other former shareholders of Saleen Automotive, as consideration for the Merger and the transactions contemplated under the Assignment and License Agreement, as amended.

In connection with the above security issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

Saleen Automotive

From its formation in July 2011 through June 18, 2013, Saleen Automotive sold or issued an aggregate of 105,000,000 shares of its common stock to officers, directors, employees and other investors for cash, services rendered and services to be rendered.

In connection with the above security issuances, Saleen Automotive did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, Saleen Automotive relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

Dividends

On May 23, 2013, our board of directors declared, for stockholders of record of our common stock as of May 23, 2013, a per share dividend of $0.035 in cash, subject to (a) the closing of the Merger, (b) our compliance with the applicable requirements of the Nevada Revised Statutes and (c) our notification to the Financial Industry Regulatory Authority (“FINRA”) of the dividend and FINRA’s confirmation that it has received the necessary documentation to process the dividend. On June 26, 2013, we satisfied all of the conditions to payment of the dividend and intend to pay and issue such dividend within the next 10 days.

Other than the aforementioned dividend, we do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. The declaration and payment of dividends is subject to the discretion of our board of directors and to certain limitations imposed under Nevada statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the transition period from June 30, 2012 and 2011 to March 31, 2013 and 2012, respectively. The discussion and analysis that follows should be read together with the financial statements of our company and the notes to the financial statements included elsewhere in this transition report on Form 10-K. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time we acquired the business plan and client/customer list from our founder. We issued 5,000,000 shares of our common stock to Mr. Fry at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Fry, in exchange for a business plan and a client/customer list. On June 21, 2012, we completed our common stock offering pursuant to an effective registration statement filed on Form S-1. We issued 2,000,000 shares of our common stock to 22 investors. The investors paid $0.01 per share for a combined investment of $20,000.

On November 30, 2012, Mr. Fry and W-Net, entered into a Purchase Agreement, pursuant to which Mr. Fry would sell to W-Net, and W-Net would purchase from Mr. Fry, an aggregate of 6,000,000 shares of our common stock, which represented 75.0% of the then issued and outstanding shares, (2) Mr. Fry would release us from any and all existing claims, (3) Mr. Fry would settle various liabilities of our company and (4) Mr. Fry would indemnify W-Net and our company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Mr. Fry. The closing occurred on November 30, 2012. W-Net paid for the shares with personal funds. Simultaneous with the closing W-Net sold to Verdad Telecom, Inc. 3,000,000 shares.

At the closing of that transaction, Mr. Fry resigned as our sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Eric Stoppenhagen, age 39, was elected as our sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified.

On May 23, 2013, we entered into an Agreement and Plan of Merger with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc., SMS Signature Cars and Steve Saleen. The closing of the transactions contemplated by the Merger Agreement occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement, as amended) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors.

Currently, we design, develop, manufacture and sell high-performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization of OEM American Sports Cars and the production of high performance USA-engineered premium sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, performance cars, automotive aftermarket specialty parts and lifestyle accessories. We are also developing our next -generation supercar and hybrid and zero-emission vehicles for commercial applications and consumer markets.

Results of Operations for the Nine Months ended March 31, 2013 and 2012:

Due to the Merger these are not indicative of future results.

Our operating results for the nine months ended March 31, 2013 and 2012 are summarized as follows:

	Nine Months Ended March 31,
	2013	2012
Revenue	$–	$–
General and administrative expenses	$63,242	$28,602
Forgiveness of debt	$7,600	$–
Net loss	$(55,642)	$(28,602)

Revenues

We have not earned any revenues since our inception. With the merger of Saleen Automotive, Inc. and SMS Signature Cars we expect our revenues to increase significantly in the near future.

General and Administrative Expenses

General and administrative expenses were $63,242 and $28,602 for the nine months ended March 31, 2013 and 2012, respectively. The increase of $34,640 was mainly attributable to an increase in professional fees of $45,867 offset by a decrease in development fees $12,100. During the year ended March 31, 2013, professional fees totaled $45,867 and development fees totaled $15,400 which was incurred on behalf of developing the framework for our first product to bring to market. During the year ended March 31, 2012, development fees totaled $27,500 which was incurred on behalf of developing the framework for our first product to bring to market. We expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements. Additionally, as a result of the merger with Saleen Automotive, Inc. and SMS Signature Cars, we expect our expenses to increase significantly. These costs will require us to seek additional financing.

Other income

For the nine months ended March 31, 2013, we recorded forgiveness of debt of $7,600.

Liquidity and Capital Resources

Our financial position as of March 31, 2013 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)
	March 31, 2013	June 30, 2012

Current Assets	$—	$2,377
Current Liabilities	91,547	72,032
Net Working Capital (Deficiency)	$(91,547)	$(69,655)

Our net working capital deficiency increased from $69,655 at June 30, 2012 to $91,547 at March 31, 2013 as a result of increases in accrued expenses and accounts payable to related parties.

Cash Flows	Nine months ended March 31,
	2013	2012

Net cash (used in) Operating Activities	$(2,377)	$654
Net cash (used in) Investing Activities	—	—
Net cash provided by Financing Activities	—	—
Increase (Decrease) in Cash during the Period	(2,377)	654
Cash, Beginning of Period	2,377	—
Cash, End of Period	$—	$654

On May 23, 2013, we entered into an Agreement and Plan of Merger with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc., SMS Signature Cars and Steve Saleen. The closing of the transactions contemplated by the Merger Agreement occurred on June 26, 2013.

The Merger will be accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the preceeding discussion of liquidity does not take into account the new business of the Company.

On June 26, 2013, we issued 3.0% Senior Secured Convertible Notes for a cash purchase price of $2,500,000 and the conversion of $500,000 of Saleen Automotive’s existing secured convertible debt, for an aggregate principal amount of $3,000,000 outstanding under the Notes. The Notes, excluding accrued interest through their maturity, are convertible into 40,000,000 shares of our common stock at a conversion price of $0.075 per share, and after the Reverse Split will be convertible into approximately 15,160,876 shares of our common stock at a conversion price of approximately $0.198 per share. Under the Notes, we are obligated to repay to the Purchasers on June 25, 2017, the principal amount of $3,000,000. The Notes accrue interest at the rate of 3% per annum (which interest rate shall be increased to 12% from and for the continuation of an event of default) on the unpaid/unconverted principal balance, payable on the maturity date of the Notes. As the Notes provide that interest is payable on the maturity date, no cash interest will be paid on the Notes following the sale thereof.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Subsequent to March 31, 2013, we obtained a $500,000 secured bridge loan which was converted into the notes we issued in the Capital Raise. Of this amount, $200,000 was paid to reduce a related party debt. We realized $2,500,000 net cash proceeds upon the closing of the Capital Raise that will be used to pay down some debts and fund our operations through September 30, 2013. However, the funds raised are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Going Concern Uncertainties

As of the date of this transition report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

We had no capital expenditures for 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable..

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Saleen Automotive, Inc. (formerly W270, Inc.)

Corona, California

We have audited the accompanying balance sheet of Saleen Automotive, Inc. (formerly W270, Inc.) as of March 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the nine month period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saleen Automotive, Inc. (formerly W270, Inc.) as of March 31, 2013, and the results of their operations and their cash flows for the nine month period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through advances from a related party. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

June 28, 2013

PLS CPA, A PROFESSIONAL CORP. t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

W270, Inc.

We have audited the accompanying balance sheet of W270, Inc. (A Development Stage “Company”) as of June 30, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of W270, Inc. as of June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

PLS CPA, A Professional Corp.

September 25, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SALEEN AUTOMOTIVE, INC.

(formerly W270, Inc)

(a Development Stage Company)

Balance Sheets

	March 31, 2013	June 30, 2012
ASSETS

CURRENT ASSETS:
Cash	$—	$2,377
Total Current Assets	—	2,377

TOTAL ASSETS	$—	$2,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$52,105	$70,745
Accounts payable –related party	39,442	1,287
TOTAL LIABILITIES	91,547	72,032

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	3,059	(30,691)
Deficit accumulated during development stage	(102,606)	(46,964)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(91,547)	(69,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$2,377

See notes to the financial statements.

SALEEN AUTOMOTIVE, INC.

(formerly W270, Inc)

(a Development Stage Company)

Statements of Operations

	For the Nine Months Ended March 31,		For the period June 24, 2011 (inception) through March 31,
	2013	2012	2013
		(Unaudited)

Revenue	$—	$—	$—

Operating expenses:
General and administrative expenses	63,242	28,602	110,206

Other income
Forgiveness of debt	7,600	—	7,600

Loss before provision for income tax	(55,642)	(28,602)	(102,606)

Provision for income tax	—	—	—

Net loss	$(55,642)	$(28,602)	$(102,606)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,000,000	6,000,000

See notes to the financial statements.

SALEEN AUTOMOTIVE, INC.

(formerly W270, Inc)

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total
Balance - June 24, 2011 (date of inception) Shares issued for organizational costs	5,000,000	$5,000	$—	$—	$5,000
Shares issued for business plan and client/customer list on June 28, 2011	1,000,000	1,000	—	—	1,000
Net loss	—	—	—	(5,615)	(5,615)
Balance - June 30, 2011	6,000,000	6,000	—	(5,615)	385
Shares issued in initial public offering completed on June 21, 2012	2,000,000	2,000	18,000	—	20,000
Deferred offering costs applied to additional paid in capital on June 21, 2012	—	—	(48,691)	—	(48,691)
Net loss	—	—	—	(41,349)	(41,349)
Balance – June 30, 2012	8,000,000	8,000	(30,691)	(46,964)	(69,655)
Contributions to capital			33,750		33,750
Net loss				(55,642)	(55,642)
Balance – March 31, 2013	8,000,000	$8,000	$3,059	$(102,606)	$(91,547)

See notes to the financial statements.

SALEEN AUTOMOTIVE, INC.

(formerly W270, Inc)

(a Development Stage Company)

Statements of Cash Flows

	For the nine months ended March 31,				For the period June 24, 2011 (inception) through March 31,
	2013		2012		2013
			(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(55,642)		$(28,602)		$(102,606)
Forgiveness of debt	(7,600)		-		(7,600)
Amortization	-		750		1,000
Shares issued for organizational expense	-		-		5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-		(345)		-
Change in accrued expenses	(11,040)		75,829		22,175
Change in accounts payable – related party	71,905			-	71,905
Change in deferred expenses	-		(46,978)		-
Net Cash Provided by (Used in) Operating Activities	(2,377)		654		(10,126))
CASH FLOW FROM INVESTING ACTIVITIES	-		-		-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash		-	-		20,000
Deferred offering costs paid in cash		-	-		(11,161)
Loans from unrelated parties		-	-		15,552
Repayment of loans from unrelated party			-		(14,265)
Net Cash Provided by (Used in) Financing Activities	-		-		10,126
CHANGE IN CASH	(2,377)		654		-
CASH AT BEGINNING OF PERIOD	2,377		-		-
CASH AT END OF PERIOD	$-		$654		$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-		$-		$-
Income taxes	$800		$-		$800
Non-cash investing and financing activities:
Advances contributed to capital	$33,750		$-		$33,750
Stock issued for intangible asset -client/customer list	$-		$-		$1,000

See notes to the financial statements.

SALEEN AUTOMOTIVE, INC.

(formerly W270, Inc)

(a Development Stage Company)

Notes to the Financial Statements

Nine Month Periods ended March 31, 2013 and 2012

NOTE 1 – ORGANIZATION

Saleen Automotive, Inc. (formerly W270, Inc., the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 1,000,000 shares of its common stock to its founder, as consideration for the purchase of a business plan along with client/customer list.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

Change in control

On November 30, 2012, Wesley Fry (“Fry”) and W-Net Fund I, L.P. (“W-Net”) (the “Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry (the “Seller”) would sell to the Buyer, and the Buyer would purchase from the Seller, an aggregate of 6,000,000 shares of the Company’s common stock (the “Shares”), which Shares represent 75.0% of the issued and outstanding shares of the Company’s common stock, (2) Seller would release the Company from any and all existing claims, (3) Fry would settle various liabilities of the Company and (4) Fry would indemnify the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. The Buyer paid for the Shares with personal funds. Simultaneous with the closing Buyer sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen. The closing of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors (see Note 6).

The Merger has been reported in a Form 8-K filed with the Securities and Exchange Commission on June 27, 2013 which includes the audited financial statements of Saleen Automotive and SMS, and the unaudited pro forma effects of the Merger.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared on the basis the Company is a development stage company. The Company had a June 30 year-end. This report represents a transition report to change the year-end to March 31.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial assets and liabilities measured at fair value

Fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

At March 31, 2013 and June 30, 2012, the carrying amounts of financial instruments, including accounts payable and accrued liabilities approximate fair value because of their short maturity.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $91,547 and a deficit accumulated during the development stage of $102,606 at March 31, 2013. As of March 31, 2013, the Company had not generated any revenue and had no committed sources of capital or financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to March 31, 2013, the Company obtained a $500,000 secured bridge loan which was converted when the Company issued $3,000,000 of its senior secured convertible notes. The Company realized $2,500,000 net cash proceeds upon the closing of the capital raising transaction (see Note 6).

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

At March 31, 2013, there are 8,000,000 shares of common stock issued and outstanding.

On November 30, 2012, W-Net purchased 6,000,000 shares of the Company’s common stock from its existing majority shareholder representing 75.0% of the Company’s issued and outstanding shares.

On November 30, 2012, accounts payable due to related parties of $33,750 were forgiven, and have been reflected as additional paid-in capital.

NOTE 5 – INCOME TAXES

As of March 31, 2013 and June 30, 2012, the Company had net operating loss carry forwards of $102,606 and $46,964, respectively, that may be available to reduce future years’ taxable income through 2031.

	As of March 31, 2013	As of June 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$40,016	$18,316
Valuation allowance	(40,016)	(18,316)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – SUBSEQUENT EVENT

Merger Agreement

On May 23, 2013, we entered into an Agreement and Plan of Merger with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc., SMS Signature Cars and Steve Saleen.

On June 26, 2013, (a) Saleen California Merger Corporation merged with and into SMS and SMS became a wholly-owned subsidiary of the Company; (b) Saleen Florida Merger Corporation merged with and into Saleen Automotive and Saleen Automotive became a wholly-owned subsidiary of the Company; (c) holders of the outstanding capital stock of Saleen Automotive received shares of the Company’s Super Voting Preferred Stock in accordance with the exchange ratio for the Merger and holders of the outstanding capital stock of SMS received no consideration for their shares in the Merger; and (d) approximately 93% of the beneficial ownership of the Company’s shares of common stock (on a fully-diluted basis) are owned, collectively, by Steve Saleen and the former holders of the outstanding capital stock of Saleen Automotive. On June 17, 2013, the Company changed its name to Saleen Automotive, Inc.

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements, to purchasers who are accredited investors. The Notes will pay 3.0% interest per annum with a maturity of 4 years. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into common stock at a specified conversion price, which will initially be $0.075 per share The Note conversion price is subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company's common stock, including conversions or exchanges of such. If the Company's shares are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

The proceeds of the convertible notes will provide funds to carry forward our business plan. As of the date of the merger, and accounting for the capital raise transaction, approximately 70% of the beneficial ownership of the Company's shares of common stock (on a fully-diluted basis) are owned, collectively, by Steve Saleen and the former holders of the outstanding capital stock of Saleen Automotive.

Steve Saleen entered into an Assignment and License Agreement with the Company, as amended, wherein he contributed certain intellectual property that relates to the “Saleen” brand name and related rights which were owned by him to the Company, and licensed to the Company the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand.

On June 26, 2013, we issued 896,000 shares of our Super Voting Preferred Stock to Steve Saleen and the other former shareholders of Saleen Automotive. Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock will immediately and automatically convert into 125 shares of our common stock at such time that we file an amendment to our articles of incorporation effecting a reverse stock split of our common stock so that we have a sufficient number of authorized and unissued shares of our common stock to permit the conversion of all outstanding shares of our Super Voting Preferred Stock into our common stock. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive will own approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders will own 8,000,000 shares of our common stock.

Bridge Loan from related parties

On May 8, 2013, W-Net Fund I, L.P. (“W-Net”) and Verdad Telecom, Inc. (“Verdad”), the two largest existing stockholders of the Company at the time (the “Lenders”), and SMS, Saleen Automotive and Steve Saleen (collectively, “Borrower”), entered a Bridge Loan and Security Agreement pursuant to which the Lenders loaned to Borrower an aggregate of $500,000 and Borrower issued to the Lenders Secured Promissory Notes. Following an event of default, the Secured Promissory Notes accrued interest at 10% per annum and had a maturity date of June 15, 2013. Borrower’s obligations under the Secured Promissory Notes were secured by a first priority security interest, subject to certain existing indebtedness, on all of SMS’ and Saleen Automotive’s assets, including an S7 automobile. Borrower’s obligations under the Secured Promissory Notes were also guaranteed by Steve Saleen. Borrower’s failure to pay when due amounts payable under the Secured Promissory Notes, its failure to observe any covenants under the bridge loan documents, a breach of its representations and warranties made pursuant to the bridge loan documents or its undergoing a bankruptcy or insolvency proceeding constituted an event of default. Upon the occurrence of an event of default, the Lenders could declare all obligations under the Secured Promissory Notes due and payable and could foreclose on the collateral securing such obligations. During such 60-day period, Borrow had the right to otherwise satisfy such deficiency. Upon the consummation of the capital raise transaction on June 26, 2013, the obligations outstanding under the Secured Promissory Notes converted into notes issued in such transaction in the same principal amounts outstanding prior to the capital raise transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2013, we dismissed PLS CPA, A Professional Corp (“PLS”) as our independent registered public accounting firm. The decision was approved by our board of directors.

The reports of PLS on our financial statements for the fiscal years ended June 30, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to the Registrant’s ability to continue as a going concern. During our fiscal years ended June 30, 2012 and 2011, and the subsequent period through the date of this report, there were (i) no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS would have caused PLS to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided PLS with a copy of the disclosures made in a Current Report on Form 8-K and requested that PLS furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the our statements herein and, if not, stating the respects in which it does not agree. We filed that letter as an exhibit to our Current Report on Form 8-K filed with the commission on February 13, 2013.

On February 13, 2013, we engaged Goldman Kurland and Mohidin, LLP (“GKM”) as our new independent registered public accounting firm. The appointment of GKM was approved by our board of directors.

On June 26, 2013, we dismissed Goldman Kurland and Mohidin, LLP (“GKM”) as our independent registered public accounting firm. The decision was approved by our board of directors.

GKM did not render any reports on our financial statements and during the period of GKM’s engagement there were (i) no disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM would have caused GKM to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided GKM with a copy of the disclosures above and requested that GKM furnish us with a letter addressed to the SEC stating whether or not it agreed with our statements above and, if not, stating the respects in which it did not agree. We will provide GKM’s response by amendment to our Current Report on Form 8-K filed with the Commission on June 27, 2013.

On June 26, 2013, we engaged Weinberg & Company, P.A. (“Weinberg”) as our new independent registered public accounting firm. We engaged Weinberg to audit our financial statements for the year ended March 31, 2014. The appointment of Weinberg was approved by our board of directors.

Steve Saleen, Saleen Automotive’s chief executive officer, and Robert Miranda, Saleen Automotive’s chief financial officer, were directly responsible for interviewing and retaining Weinberg, considering Weinberg’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, Weinberg. Messrs. Saleen and Miranda pre-approved 100% of the services described above for Weinberg.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officer has concluded that our disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the financial statements.

As of March 31, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

At March 31, 2013, no material changes were made to our internal control over financial reporting

Limitations on the Effectiveness of Controls

We have confidence in our internal controls and procedures. Our management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within our company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of our company as of March 31, 2013. All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held and Tenure
Eric Stoppenhagen	39	President, Chief Financial Officer, Secretary and Director since

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by our board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Eric Stoppenhagen commenced service as our sole officer and director on November 30, 2012. He provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides Interim Chief Financial Officer services to these companies, which includes transaction advice, preparation of securities filings and advice regarding compliance with corporate governance requirements. In addition, Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen plans to dedicate approximately 40 hours per week to the Company.

Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including the following engagements.

June 2003 to May 2009 - Moqizone f/k/a Trestle Holdings, Inc. f/k/a Sunland Entertainment f/k/a Harvey Entertainment. Mr. Stoppenhagen was hired in 2003 as VP of Finance. From 2003 to 2006, Trestle Holdings had significant operations. Mr. Stoppenhagen’s responsibilities included but were not limited to business development, operations, legal and accounting. In 2006, the assets and liabilities of Trestle were sold to Clarient and subsequently sold to Zeiss Microscopes. At such time the board of directors of Trestle Holdings asked Mr. Stoppenhagen to remain as an officer to assist with corporate compliance until such time as a merger candidate was found. His sole compensation was consulting fees. He maintained no equity interest. Upon the reverse merger with Moqizone, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2006 to 2009, the company was a blank check company.

Sept 2007 to March 2010 - AtheroNova, Inc. f/k/a Trist Holdings, Inc. f/k/a Landbank Group, Inc. In 2007, due to the downturn in the real estate market, it was no longer economical for Trist Holdings to pursue its current business. In September 2007, the Board of Directors asked Mr. Stoppenhagen to maintain the company’s public filings after the spinoff of the assets and liabilities. Mr. Stoppenhagen received only consulting fees. He had no equity interest in the entity. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2007 to 2010, the company was a blank check company.

Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. Mr. Stoppenhagen acts as a consultant to the company providing accounting and finance services. Mr. Stoppenhagen has no material equity interest in the company. The company is not a blank check company

Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Mr. Stoppenhagen acts as a consultant to the company providing accounting and finance services. Mr. Stoppenhagen had no equity interest in the company. The company was a blank check company from 2008 to present

Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 – Mr. Stoppenhagen acted as a consultant to the company providing accounting and finance services. Mr. Stoppenhagen had no equity interest in the company. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2009 to 2010, the company was a blank check company.

2009 to Present - Amasys Corporation. Mr. Stoppenhagen acts as a consultant to the company providing accounting and finance services. Mr. Stoppenhagen has no equity interest in the Company. The company is a blank check company.

June 2008 to Present - AuraSource, Inc. f/k/a Mobile Nation. Mr. Stoppenhagen currently serves as the company’s Chief Financial Officer and owns approximately 1% of the company’s outstanding common stock. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.

February 2010 to March 2011- GrowLife, Inc. Mr. Stoppenhagen acted as a consultant to the company providing accounting and finance services. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. The company was a blank check company until 2011.

April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. Mr. Stoppenhagen served as the company’s Chief Financial Officer and resigned in March 15, 2011. Mr. Stoppenhagen owns 1,750,000 options with strike price at $.40. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.

July 2010 to March 2011 - Mammatech Corp. Purchased controlling share interest in July 2010 sold interest in March 2011. The company was not a blank check company.

October 2010 to Present DigiPath, Inc. – Mr. Stoppenhagen started the company as a digital pathology consulting company. Mr. Stoppenhagen owns approximately 45% of the company.

January 2011 to Present - Gold Hill Resources, Inc. – Mr. Stoppenhagen purchased a controlling interest in the company in January 2011. The company is not a blank check company.

Involvement in Certain Legal Proceedings.

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

·	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
·	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
·	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

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

Code Of Ethics

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our executive officers and director.

Employment Arrangements

Our Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which we engaged Mr. Stoppenhagen to provide financial duties required to maintain a publicly reporting status and services as our interim sole director and officer. Mr. Stoppenhagen receives a quarterly fee of $5,000 either paid in advance or accrued on the 1st day of the quarter as consideration of these services described above, and may receive additional fees for services beyond the duties described above.

ITEM 11. EXECUTIVE COMPENSATION

As of March 31, 2013, we were a shell company with nominal assets, no employees and no active business operations. Our business plans were to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, we had no formal compensation program for our executive officers, directors or employees.

Except as set forth in the summary compensation table below, during the fiscal years ended March 31, 2013 and 2012, we have not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of our employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table and related footnotes show the compensation earned during the fiscal years ended March 31, 2013 and 2012, to our named executive officers:

Summary Compensation Table
Name and Principal Position	Year	All Other Compensation ($)	Total ($)
Eric Stoppenhagen(1)	2013	$36,667	$36,667
President, CFO & Secretary	2012	--	--
Wesley Fry(2)	2013	--	--
CEO, CFO, President, Treasurer & Secretary	2012	--	--

(1)	Appointed in November 2012. Represents consulting fees earned by Mr. Stoppenhagen. $30,000 of which were earned for services provided to the Company in connection of the sale of Mr. Fry’s controlling interest. The Company expects to pay these upon the Closing.

(2)	Mr. Fry Served as our CEO, CFO, President, Treasurer and Secretary from June 2011 through November 2012.

Employment Agreements

We entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Mr. Stoppenhagen pursuant to which we engaged Mr. Stoppenhagen to provide financial duties required to maintain a publicly reporting status and services as our interim sole director and officer. Mr. Stoppenhagen receives a quarterly fee of $5,000 either paid in advance or accrued on the 1st day of the quarter as consideration of these services described above, and may receive additional fees for services beyond the duties described above.

Outstanding Equity Awards at Fiscal Year-end

None.

Compensation of Directors

During the fiscal years ended March 31, 2013 and 2012, we did not pay our directors compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on June 26, 2013, immediately following the Closing, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, on a pro forma basis to reflect the transactions contemplated by the Merger Agreement and the Capital Raise. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. The table assumes a total of 160,000,044 and 60,643,520 shares of our common stock outstanding as of June 26, 2013, on a pre- and post- Reverse Split basis, respectively, and on an as-converted-to-common-stock basis, accounting for the conversion of the Notes issued in the Capital Raise. Unless otherwise noted below the address of each person identified is 2735 Wardlow Road, Corona, CA 92882.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount of Beneficial Ownership (Pre-Reverse Split)	Amount of Beneficial Ownership (Post-Reverse Split)	Percent of Beneficial Ownership
Executive Officers and Directors Steve Saleen	82,133,366	31,130,344	51.3%
Robert Miranda	395,756	150,000	*
Jonathan Michaels	329,796	125,000	*
All Executive Officers and Directors as a Group (3 individuals)	82,858,918	31,405,344	51.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the foregoing, none of our directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect our company.

Our company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which we engaged Mr. Stoppenhagen to provide financial duties required to maintain a publicly reporting status and services as our interim sole director and officer. Mr. Stoppenhagen receives a quarterly fee of $5,000 either paid in advance or accrued on the 1st day of the quarter as consideration of these services described above, and may receive additional fees for services beyond the duties described above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPAs, A Professional Corp. for the audit of the Company’s annual financial statements for the nine months ended March 31, 2013 and for the period June 24, 2011 (inception) through June 30, 2012 and fees billed for other services rendered by PLS CPAs, A Professional Corp. during those periods. All services reflected in the following fee table for 2013 and 2012 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	March 31, 2013	June 30, 2012

Audit fees (1) - PLS CPAs	$5,000	$8,000
Audit-related fees - PLS CPAs	—	—
Tax fees - PLS CPAs	—	—
All other fees - PLS CPAs	—	—
TOTAL FEES	$5,000	$8,000

NOTES:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

We do not have a separate audit committee, and our board of directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. Our board of directors will annually approve the scope and fee estimates for the year-end audit to be performed by our independent auditors for the fiscal year. With respect to other permitted services, our board of directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, we have not engaged our auditors to perform any non-audit related services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements.

See Index to Financial Statements in Item 8 of this Transitional Report on Form 10-K, which is incorporated herein by reference.

2.	Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)	Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saleen Automotive, Inc.

Date: July 1, 2013	By:	/s/ STEVE SALEEN ----------------------------------------------------------- Name: Steve Saleen Title: Chief Executive Officer (Principal Executive Officer)
Date: July 1, 2013	By:	/s/ Robert Miranda ----------------------------------------------------------- Name: Robert Miranda Title: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Saleen Automotive, Inc. do hereby constitute and appoint Jonathan Michaels with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the SEC Commission, in connection with this Transitional Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Steve Saleen ------------------------------------ Steve Saleen	Chief Executive Officer ( Principal Executive Officer )	July 1, 2013
/s/ Robert Miranda ------------------------------------ Robert Miranda	Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2013
/s/ Steve Saleen ------------------------------------ Steve Saleen	Chairman	July 1, 2013
/s/ Robert Miranda ------------------------------------- Robert Miranda	Director	July 1, 2013
/s/ Jonathan Michaels ------------------------------------ Jonathan Michaels	Director	July 1, 2013

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger dated May 23, 2013, among the Registrant, Saleen California Merger Corporation, Saleen Florida Merger Corporation, SMS Signature Cars, Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on May 30, 2013.

3.1.1

Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-176388) filed with the Securities and Exchange Commission on August 18, 2011.

3.1.2

Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock. Incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 21, 2013.

3.1.3

Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 21, 2013.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-176388) filed with the Securities and Exchange Commission on August 18, 2011.
10.1

Registration Rights Agreement dated March 13, 2013, among the Registrant, W-Net Fund I, L.P. and Verdad Telecom, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on March 18, 2013.

10.2

Securities Purchase Agreement dated June 26, 2013, among the Registrant and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.3

Registration Rights Agreement dated June 26, 2013, among the Registrant and the investors signatory thereto. . Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.4

Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. . Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.5

Intellectual Property Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. . Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.6

Form of 3.0% Senior Secured Convertible Note. . Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.7

Commercial Lease dated December 2, 2008, between Larry R. Haupert dba Rexco and SMS Signature Cars. . Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.8

Employment Agreement dated August 1, 2011, between Saleen Automotive, Inc. and Steve Saleen. . Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.

10.9	Commercial Lease dated September 1, 2012, between Larry R. Haupert dba Rexco and Saleen Automotive, Inc. . Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.
10.10	Audited combined financial statements of Saleen Automotive, Inc. and SMS Signature Cars for the fiscal years ended March 31, 2013 and 2012. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.
10.11	Unaudited combined pro forma financial statements of the Registrant, Saleen Automotive, Inc. and SMS Signature Cars for the fiscal years ended March 31, 2013 and 2012. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 26, 2013.
31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase