Form 10-Q
period 2013-06-30
Saleen Automotive, INC.
filed 2013-08-14
CIK 1528098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]⁭	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Saleen Automotive, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	333-176388	45-2808694
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2735 Wardlow Road Corona, California		92882
(Address of Principal Executive Offices)		(Zip Code)

(800) 888-8945
Registrant’s telephone number, including area code:

W270, Inc.

1328 W. Balboa Blvd., Suite C, Newport Beach, CA 92661

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x] þ

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

As of August 14, 2013, there were 95,000,000 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART 1
ITEM 1. FINANCIAL STATEMENTS
Saleen Automotive, Inc. and Subsidiaries (Formerly W270, Inc.)
Condensed Consolidated Balance Sheets
	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,012,655	$4,434
Cash held in trust by related party	—	175,000
Accounts receivable, net	25,829	5,352
Inventory	821,853	538,224
Prepaid expenses and other current assets	43,451	23,483
Total Current Assets	1,903,788	746,493

Long Term Assets
Property, plant and equipment, net	329,149	340,219
Other assets	37,358	37,358
TOTAL ASSETS	$2,270,295	$1,124,070

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$794,262	$666,782
Accounts Payable - related parties	690,072	709,267
Current portion of notes payable	955,652	1,044,074
Current portion of notes payable to Related Parties	139,197	360,500
Payroll Taxes Payable	351,710	246,075
Accrued Interest on Notes Payable	264,568	318,836
Customer Deposits	1,049,616	942,859
Other current liabilities	466,351	433,706
Derivative liability	1,750,421	—
Total Current Liabilities	6,461,849	4,722,099

Notes payable, net of current portion	479,102	550,258
Senior Secured Convertible Notes payable, net of discount	1,343,894	—
Total Liabilities	8,284,845	5,272,357

Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized
8,000,000 shares issued and outstanding as of June 30, 2013	8,000	—
Super Voting Preferred stock; $0.001 par value; 1,000,000 shares
Authorized; 896,000 and 883,822 shares issued and outstanding as of June 30, 2013	896	10,269
and March 31, 2013
Additional paid in capital	5,163,330	4,584,976
Accumulated deficit	(11,186,776)	(8,743,532)
Total Stockholders' Deficit	(6,014,550)	(4,148,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,270,295	$1,124,070

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries (Formerly W270, Inc.)
Condensed Consolidated Statements of Operations
For the three month period ended June 30, 2013 and 2012 (Unaudited)

	For the three month periods ended
	June 30, 2013	June 30, 2012
Revenue
Vehicles and parts	$909,561	$78,499
Total revenue	909,561	78,499

Costs of goods sold
Vehicles and parts	826,442	119,131
Total Costs of Goods Sold	826,441	119,131

Gross Margin	83,119	(40,632)

Operating expenses

Research and development	31,348	23,277
Sales and marketing	43,186	3,837
General and administrative	1,902,808	685,290
Depreciation	20,170	20,162
Total operating expenses	1,997,512	732,566

Loss from operations	(1,914,393)	(773,199)

Interest expense	(73,539)	(56,786)
Costs of reverse merger transaction	(365,547)	—
Change in derivative liability	(89,765)	—
Net Loss	$(2,443,244)	$(829,985)
Earnings (loss) per common share	$(0.02)	$(0.01)
Weighted average shares outstanding – basic and diluted	120,000,000	120,000,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries (Formerly W270, Inc.) Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited) For the three month period ended June 30, 2013
	Common Stock $0.001 Par		Super Voting Preferred Stock $0.001 Par
	Number	Amount	Number	Amount	Additional Paid In-Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2013			883,822	$10,269	$4,584,976	$(8,743,532)	$(4,148,287)
Shares issued upon reverse merger	8,000,000	$8,000		(8,000)			—
Shares issued for directors fees to related parties			5,277	5	249,995		250,000
Shares issued for services to related parties			923	1	43,749		43,750
Shares issued for services			4,976	5	235,726		235,731
Shares issued as principal payments on notes payable			481		22,803		22,803
Shares issued as interest on notes payable			521	1	24,696		24,697
Adjustment of Super Voting Preferred				(1,385)	1,385		—
Net loss for the period						(2,443,244)	(2,443,244)
Balance, June 30, 2013	8,000,000	$8,000	896,000	$896	$5,163,330	$(11,186,776)	$(6,014,550)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. (Formerly W270, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three month period ended June 30, 2013 and 2012

	Three Month Periods Ended June 30
	2013	2012

Cash flows from operating activities
Net loss	$(2,443,244)	$(829,985)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,170	20,162
Change in derivative liability	89,765	—
Amortization of discount on senior secured convertible notes	4,550	—
Shares issued for value of Saleen S7 Supercar	—	250,000
Shares issued for directors fees to related parties	250,000	—
Shares issued for services to related parties	43,750	—
Shares issued for services	235,731	—
Shares issued as principal payment on notes payable	22,803	—
Shares issued for interest on notes payable	24,697	25,000
Changes in working capital:
(Increase) Decrease in cash held in trust account	175,000	—
(Increase) Decrease in accounts receivable	(20,477)	(24,000)
(Increase) Decrease in inventory	(283,629)	(236,100)
(Increase) Decrease in prepaid expenses	(19,967)	—
Increase (Decrease) in bank overdrafts	-	23,059
Increase (Decrease) in accounts payable	127,480	134,377
Increase (Decrease) in accounts payable to related parties	(19,195)	82,750
Increase (Decrease) in payroll taxes payable	105,635	14,581
Increase (Decrease) in accrued interest	(37,281)	22,850
Increase (Decrease) in customer deposits	106,757	(3,011)
Increase (Decrease) in other liabilities	32,644	(12,942)
Net cash used in operating activities	(1,584,811)	(533,259)
Cash flows from investing activities
Purchases of property, plant and equipment	(9,100)	(237)
Net cash from investing activities	(9,100)	(237)
Cash flows from financing activities
Proceeds from senior secured notes payable	3,000,000	—
Principal payments on notes payable from related parties	(221,303)	250,000
Principal payments on notes payable	(176,565)	(5,688)
Proceeds from issuance of common stock	—	298,000
Net cash from financing activities	2,602,132	542,312
Net increase (decrease) in cash	1,008,221	8,817
Cash at beginning of period	4,434	6,779
Cash at end of period	$1,012,655	$15,596

(continued)

Saleen Automotive Inc. and Subsidiaries (Formerly W270, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited) For the three month period ended June 30, 2013 and 2012 (continued)

	Three Months Ended March 31
	2013	2012
Supplemental schedule of non-cash investing and financing activities:
Accrued interest added to note payable principal	$16,987	—
Derivative liability related to conversion feature	$1,660,056	—
Issuance of common stock to as interest on notes payable	$24,697	—
Issuance of common stock to as principal on notes payable	$22,803	—
Issuance of common stock for automotive asset	$—	$250,000
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$44,292	$31,786
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidate financial statements.

Saleen Automotive Inc. and Subsidiaries (Formerly W270, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Month Periods Ended June 30, 2013 and 2012

The accompanying condensed consolidated financial statements of Saleen Automotive, Inc. and subsidiaries (“Saleen,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending March 31, 2014, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2013, which are included in the Company’s Current Report on Form 8-K for such year filed on June 27, 2013, and amended on July 11, 2013 and August 8, 2013. The combined balance sheet as of March 31, 2013, has been derived from the audited financial statements included in the Form 8-K filed on June 27, 2013, and amended on July 11, 2013 and August 8, 2013.

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

On November 30, 2012, Wesley Fry (“Fry”) and W-Net Fund I, L.P. (the “Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry (the “Seller”) would sell to the Buyer, and the Buyer would purchase from the Seller, an aggregate of 6,000,000 shares of the W270, Inc.’s common stock (the “Shares”), which Shares represented 75.0% of the issued and outstanding shares of the Company’s common stock, (2) Seller would release the Company from any and all existing claims, (3) Seller would settle various liabilities of the Company and (4) Seller would indemnify the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Seller. The closing occurred on November 30, 2012. The Buyer paid for the Shares with personal funds. Simultaneous with the closing, Buyer sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors (which currently has two vacancies).

On May 23, 2013, we also entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, license to us the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to us all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, we amended the Assignment and License Agreement to terminate the obligation to assign to us all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. and Saleen agreed to dissolve those entities within 30 days after the Closing. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, and licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to us, and commenced the process of dissolving each of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code. In exchange for entering into the Assignment and License Agreement, as amended, we issued to Saleen, as of the effective date of the Merger, 341,943 shares of our Super Voting Preferred Stock.

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

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock is convertible into 125 shares of our common stock. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive own approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders own 8,000,000 shares of our common stock.

On July 9, 2013, holders of a majority of the outstanding shares of our Super Voting Preferred Stock voted to amend the Certificate of Designations to provide that (1) each share of our Super Voting Preferred Stock will immediately and automatically convert into 125 shares of our common stock at such time that we file, at such time as determined by our board of directors, an amendment to our articles of incorporation (a) effecting a reverse stock split of our common stock or (b) effecting an increase in the authorized shares of our common stock, in each case so that we have a sufficient number of authorized and unissued shares of our common stock to permit the conversion of all outstanding shares of our Super Voting Preferred Stock into our common stock, and (2) the holders of a majority of the outstanding shares of our Super Voting Preferred Stock may elect to convert less than all but at least 50% of the outstanding shares of our Super Voting Preferred Stock, with the applicable percentage designated by such holders. On July 9, 2013, holders of a majority of the outstanding shares of our Super Voting Preferred Stock also voted to convert, upon the effectiveness of the aforementioned amendment to the Certificate of Designations, 696,000 shares of our Super Voting Preferred Stock into 87,000,000 shares of our common stock, representing approximately 77.68% of the outstanding shares of our Super Voting Preferred Stock. Such conversion became effective on July 18, 2013, upon the filing of the amendment to the Certificate of Designations.

Upon completion of the Merger and assuming the conversion of all the remaining Super Voting preferred stock into shares of common stock, the former stockholders of Saleen Automotive own approximately 93% of the outstanding shares of our common stock (including shares of Super Voting Preferred Stock convertible into shares of our common stock) and the holders of the outstanding shares of our common stock prior to the Merger own the balance. As the owners and management of Saleen Automotive have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and our company deemed the legal acquirer.  Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  The amount of debt assumed upon the reverse merger of $39,547 and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations.

The Company develops, manufactures and sells high-performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization of OEM American Sports Cars and the production of high performance USA-engineered premium sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. We are also developing a next-generation American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets.

Consolidation Policy

The consolidated financial statements for the three month period ended June 30, 2013 include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc. a Florida corporation and SMS Signature Cars, a California corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The Company’s combined financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred an accumulative loss of $11,186,776 since inception. In addition, the Company had a stockholders' deficit of $6,014,550 as of June 30, 2013, and as of that date, the Company is delinquent in payment of $351,710 of payroll taxes and $819,903 of outstanding notes payable are in default. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2013, the Company had cash on hand in the amount of $1,012,655. Management expects that the current funds on hand will be sufficient to continue operations for the next three months. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the collectability of its accounts receivable, the valuation of long lived assets, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

Fair value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

Financial instruments consist principally of cash, accounts payable and accrued liabilities, and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1     Quoted prices in active markets for identical assets or liabilities.

Level 2     Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3     Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at June 30, 2013	$--	$1,750,421	$--	$1,750,421

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Monte Carlo option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Cash held in trust by related party

During the year ended March 31, 2013, the Company instituted a policy of having new investor funds held a trust account at Michaels Law Group, a law firm owned by a shareholder and board member. Funds held in trust are released as requested by the Company by agreement of a management committee. As of March 31, 2013, $175,000 of funds was held in trust by Michaels Law Group. As of June 30, 2013, all funds held in trust have been disbursed to the Company.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. For the most part, the company generally requires advance payments for cars and credit card payments for parts. As a result, the Company had no allowance for doubtful accounts amounts at June 30, 2013 or March 31, 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist primarily of parts for both resale and conversion of automotive chassis. The Company will typically buy the automobile chassis of the vehicle to be converted from the dealer placing the order and then modify the vehicle as ordered. The Company typically has no finished goods inventory as the Company builds to order.

	June 30, 2013	March 31, 2013

Parts and work in process	$571,853	$288,224
S7 Supercar held for sale	250,000	250,000
Total inventories	$821,853	$538,224

Long-lived Assets and Intangible Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company had no such asset impairments at June 30, 2013 or March 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Sales of High Performance Cars and Parts

The Company generates revenues primarily from the sale of high performance automobiles and parts. The Company recognizes revenue from the sale of completed high performance cars and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs upon acceptance by the customer when the Company places the cars or products with the buyer’s carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, the Company has no post-sales obligations.

Contract Revenue and Cost Recognition on Design Services

During the year ended March 31, 2013, the Company completed a contract with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because management considers costs to be the best available measure of progress on its contracts. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of June 30, 2013, and March 31, 2013, there were no contracts in progress.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at June 30, 2013 or March 31, 2013.

Business Segments

The Company currently has one operating business segment that is converting automobiles into high performance vehicles.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. Research and development costs were $31,348 and $23,277, during the three months ended June 30, 2013 and 2012, respectively, and were expensed as incurred.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Common Stock and Common Stock Warrants

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of any equity instruments on the grant date.

At June 30, 2013 and March 31, 2013, the Company had no common stock options or warrants outstanding.

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.  Weighted average shares outstanding also includes the equivalent number of common shares that will be converted upon conversion of all the Super Voting Preferred Stock as of the earliest period presented as these shares have the same characteristics of common stock and for which management expects to convert (see Note 9).

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software 3 years

Furniture 3 years

Machinery 3-5 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Tooling	$393,393	$384,293
Plant & Equipment	121,186	121,186
Leasehold improvements	129,402	129,402
Total, cost	643,981	634,881
Accumulated Depreciation and Amortization	(314,832)	(294,662)
Total Property, Plant and Equipment	$329,149	$340,219

Depreciation expense for the three months ended June 30, 2013 and 2012 was $20,170 and $20,162, respectively

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	June 30, 2013	March 31, 2013
Senior secured note payable to a bank, secured by all assets of SMS Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in monthly installments of $5,300, including interest at a rate of 6% per annum payable monthly, through November 19, 2019.	$567,102	$582,258
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (1)	414,500	414,500

Subordinated secured note payable, interest at 10% per annum, payable December 16, 2010, currently in default (2)	85,403	105,312

Subordinated secured note payable, interest at 10% per annum payable March 31, 2009, in default as of March 31, 2013, paid in full	—	124,513

Subordinated secured note payable for legal services rendered, non interest bearing, payable on October 25, 2013 (3)	47,749	47,749
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default	320,000	320,000
Total notes payable	$1,434,754	$1,594,332
Less: current portion of notes payable	(955,652)	(1,044,074)
Notes payable, net of current portion	$479,102	$550,258

1)	Bonds issued on December 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of SMS Signature Cars. As of June 30, 2013 and March 31, 2013, respectively, the bonds were in default due to non-payment.
2)	Note payable issued on December 16, 2010 due in full on December 16, 2011. The note accrues interest at 10% per annum and was secured by three vehicles held in inventory by SMS Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling this note and issuing a new unsecured 6% note payable for $104,314, payable $34,772 on or before June 18, 2013, $42,988 on or before July 17, 2013, and $42,988 on or before August 19, 2013. In addition to the note the Company agreed to complete and deliver the note holder’s car by September 30, 2013.

3)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by interest in certain intellectual property.

Total interest expense was $73,539 and $56,786 for the three month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and March 31, 2013, $264,568 and $318,836, respectively, of interest on notes payable remains unpaid.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:	June 30, 2013	March 31, 2013
Unsecured note payable to a shareholder, non interest bearing, due on April 1, 2014. (1)	$102,000	$100,500
Note payable to a shareholder, secured by S7 Supercar automobile, interest at 10% per annum payable quarterly, due and paid off on May 23, 2013.	—	200,000
Unsecured note payable to a shareholder, interest at 10% per annum payable at various maturity dates, currently in default. (2)	37,197	60,000
Total notes payable, related parties	$139,197	$360,500

(1)	As of March 31, 2013, the Company had a bond payable of $63,000 issued to a shareholder on December 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The bond accrues interest at 6% per annum and is secured by the real and personal property of SMSs. The Company also had a $37,500 note payable to the same shareholder payable on various dates ranging from September 2008 to August 2010. The bond and the note were in default as of March 31, 2013. On May 21, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling the note and bond and agreeing to pay $135,000 on or before April 1, 2014, which represents principal plus interest to be accrued through April 1, 2014. The Company also issued 264 shares of Super Voting Preferred Stock valued at $12,500 in conjunction with this Agreement and accounted for this issuance of shares as interest expense.

(2)   Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 with interest bearing at 10% per annum and due in full on February 10, 2009. The note was in default at March 31, 2013. On May 22, 2013, the Company entered into a Settlement Agreement and Mutual General Release by agreeing to pay $35,000, of which $5,000 is due by June 3, 2014, $10,000 due by July 31, 2013, $10,000 due by October 31, 2013, and $10,000 by December 31, 2013. The Company also issued 739 shares of Super Voting Preferred Stock in conjunction with this Agreement valued at $35,000, of which $22,803 was applied toward the principal balance of the note and $12,197 was accounted for interest expense.

NOTE 5- SENIOR SECURED CONVERTIBLE NOTES PAYABLE

June 30, 2013
Senior secured convertible notes payable to private accredited investor group, convertible into 40,000,000 shares of common stock, interest accrued at 3% per annum, notes mature on June 25, 2017	$3,000,000
Less: discount on notes payable	(1,656,106)
Notes payable, net of discount	$1,343,894

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017). No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share The Note conversion price is subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company's common stock, including conversions or exchanges of such. If the Company's shares are issued, except in specified exempt issuances, including the conversion of the Super Voting Preferred Stock, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

Each of the agreements governing the notes includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance on June 26, 2013, the initial fair value of the embedded beneficial conversion feature of the notes to be $1,660,656. These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 valuation discount upon issuance for financial reporting purposes. As of June 30, 2013, the Company amortized $4,550 of the valuation discount, and the remaining unamortized valuation discount of $1,656,106 as of June 30, 2013, has been offset against the face amount of the notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the four year term of the senior secured convertible notes payable.

NOTE 6 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s senior secured convertible notes (described in Note 5), do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument.  The conversion feature of the notes has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of June 30, 2013 and the date of issuance, June 26, 2013, the derivative liability was valued using a Monte Carlo option pricing model with the following assumptions:

	Date of Issuance	June 30, 2013
Conversion feature:
Risk-free interest rate	1.04%	1.04%
Expected volatility	73.3%	73.3%
Expected life (in years)	4.0 years	3.99 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$1,660,656	$1,750,421

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

As of June 30, 2013, the aggregate derivative liability of the conversion feature was $1,750,421.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three month periods ended June 30, 2013 and 2012, we incurred $60,000 and $60,000, respectively, in officers’ salary expense due our Director, Chairman and CEO, Mr. Steve Saleen. As of June 30, 2013 and March 31, 2013, the balances of $446,556 and $300,000, respectively, were payable to Mr. Saleen for his officers’ salary. Effective March 31, 2013, Mr. Saleen agreed to defer the $300,000 of unpaid salary for payment until April 1, 2014.

During the three month periods ended June 30, 2013 and 2012, we incurred $101,208 and $70,429, respectively, in CFO services and accounting fees expense with Miranda & Associates, a firm owned by our Director and CFO, Mr. Robert Miranda. As of June 30, 2013 and March 31, 2013, the balances of $118,430 and $167,222, respectively, were payable to Miranda & Associates for these services. Effective March 31, 2013, Miranda & Associates and Mr. Miranda agreed to defer the $167,322 of unpaid fees for payment until April 1, 2014. During the three months ended June 30, 2013, the Company and Miranda & Associates amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.

During the three months ended June 30, 2013 and 2012, we incurred $94,299 and $107,855, respectively, in General Counsel services and legal fees expense with Michaels Law Group, a firm owned by our Director and General Counsel, Mr. Jonathan Michaels. As of June 30, 2013 and March 31, 2013 the balances of $125,086 and $242,045, respectively, were payable to Michaels Law Group for these services. Effective March 31, 2013, Michaels Law Group and Mr. Michaels agreed to defer the $242,045 of unpaid fees for payment until April 1, 2014. During the three months ended June 30, 2013, the Company and Michaels Law Group amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.

During the three months ended June 30, 2013, we issued the equivalent of 5,277 shares of our Super Voting Preferred stock, to Robert J. Miranda and Jonathan Michaels (2,638.5 shares each). These shares were valued at $47.38 per share for a total value of $250,000. These shares were issued in consideration of Messrs. Miranda and Michaels service on the Company’s board of directors for the period April 1, 2013 through March 31, 2014. During the three month period ended June 30, 2013, we recorded $250,000 of these director’s fees as director’s fee expense.

The amounts of accounts payable to related parties as of June 30, 2013 and March 31, 2013 are as follows:

Related Party	June 30, 2013	March 31, 2013
Steve Saleen	$446,556	$300,000
Miranda & Associates	118,430	167,222
Michaels Law Group	125,086	242,045
Totals	$690,072	$709,267

During the three month period ended June 30, 2012, we incurred $120,000 in consulting fees with a shareholder for marketing, business development, engineering, business management, and financial advisory services.

NOTE 8 – INCOME TAXES

As of June 30, 2013 and March 31, 2013, the combined companies had net operating loss carry forwards for income tax reporting purposes of approximately $10,815,000 and $8,290,000, respectively, that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. The utilization of the losses is also limited by the fact that the combined companies file on a separate basis and losses on one cannot offset profits on the other. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes based on the Company's past operations that there is no evidence or assurance that the carry forwards will be utilized. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

	June 30, 2013	March 31, 2013
Deferred income tax asset:
Net operating loss carry forward	$4,326,000	$3,316,000
Valuation allowance	(4,326,000)	(3,316,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	June 30, 2013	March 31, 2013
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2013 and March 31, 2013, respectively.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2013 and 2012.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value), of which 896,000 shares are designated Super Voting Preferred Stock.

The rights of our Super Voting Preferred Stock are set forth in a Certificate of Designations which became effective on June 17, 2013. Pursuant to the provisions of the Certificate of Designations, each share of our Super Voting Preferred Stock is convertible into 125 shares of our common stock. The holders of shares of our Super Voting Preferred Stock are entitled to vote together with the holders of our common stock, as a single class, upon all matters submitted to holders of our common stock for a vote.  Each share of Super Voting Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which it is convertible at the record date.  In the event of any liquidation, dissolution or winding up of our company, the assets available for distribution to our stockholders will be distributed among the holders of our Super Voting Preferred Stock and the holders of our common stock, pro rata, on an as-converted-to-common-stock basis.  The holders of our Super Voting Preferred Stock are entitled to dividends in the event that we pay cash or other dividends in property to holders of outstanding shares of our common stock, which dividends would be made pro rata, on an as-converted-to-common-stock basis.

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock is convertible into 125 shares of our common stock pursuant to the provisions of the Certificate of Designations. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive own approximately 112,000,000 shares of our common stock on an as-converted basis, and our pre-existing stockholders own 8,000,000 shares of our common stock.

During the three month period ended June 30, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $47.38 per share for a total valuation of $576,981 based on management’s estimate of value of the shares issued.

As of June 30, 2013, we had 8,000,000 shares of common stock issued and outstanding and 896,000 shares of Super Voting Preferred Stock issued and outstanding. The Company had no warrants or options outstanding at June 30, 2013 or March 31, 2013, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Facilities Leases

The Company rents two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. The current rent is $20,336 per month. The current lease amendment provides for an annual escalation of 3% in the rent each February. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2013.

The future minimum rental payments required under the non-cancelable operating leases described above as of June 30, 2013 are as follows:

Years ending March 31:	Lease Commitment
2014	$ 597,548
2015	615,154
2016	583,671
2017	599,689
2018	512,172

Employment Agreements

On August 1, 2011, Saleen Automotive entered into an Employment Agreement with Saleen under which he is currently compensated at the rate of $20,000 per month, which shall not be reduced. The Employment Agreement provides for increased compensation of $27,500 per month, $32,500 per month and $37,500 per month if Saleen Automotive is successful in raising a cumulative gross amount of $5 million, $7.5 million and $10 million in capital, respectively. The Employment Agreement also provides that Saleen Automotive will establish and maintain on or before September 30, 2012, a bonus program for Saleen that will compensate Saleen in amounts up to his annual bases salary, based on objective criteria. Saleen Automotive and Saleen are currently determining the parameters of that bonus plan. The Employment Agreement provides for Saleen’s service as Saleen Automotive’s Chief Executive Officer, and provides that Saleen Automotive is disallowed from changing the title of Saleen’s position or from diminishing his responsibilities of overseeing the operations of Saleen Automotive. The Employment Agreement has a term of eight years, and will automatically continue thereafter for successive 12 month periods unless and until either party gives the other party written notice of termination prior to the end of a term. In the event Saleen Automotive terminates the Employment Agreement without cause (as defined in the Employment Agreement), or otherwise materially breaches the Employment Agreement and such material breach remains uncured after 15 days’ written notice, Saleen will be entitled to a severance payment of 1.5 times his then-current annual salary plus $2 million, payable in cash or cash-equivalents within 30 days of the date of termination.

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing April  1, 2009), the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

The Company is currently a party to the several legal proceedings related to claims for payment that are currently accrued for in the financial statements as accounts or notes payable. Other legal proceedings that are pending as of March 31, 2013 are described as follows:

SMS is a defendant in a case filed on November 28, 2011 in U.S. District Court in Massachusetts that alleges breach of contract related to a vehicle dispute. The case seeks $75,000 of damages, plus legal fees and costs of litigation. The Company believes that the case is without merit and the outcome is uncertain at the present time.

SMS is a defendant in a case filed on April 13, 2012, in California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. The Company has filed a cross complaint against the third party vendor for breach of warranty, negligence, and indemnification. The Company believes that the case is without merit and the outcome is uncertain at the present time.

NOTE 11 – SUBSEQUENT EVENTS

On July 18, 2013, as a result of the amendment to the Certificate of Designations, we converted 696,000 of Super Voting Preferred Stock (approximately 77.68% of the outstanding shares of our Super Voting Preferred Stock) into 87,000,000 shares of our common stock. We may, in the future and as determined by our board of directors, increase our authorized shares of common stock or effectuate a reverse stock split that would trigger the automatic conversion of the remaining outstanding shares of our Super Voting Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. for the three month periods ended June 30, 2013 and 2012. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

We design, develop, manufacture and sell high performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros and Dodge Challengers. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet, and Dodge)) of OEM American Sports Cars and the production of high performance USA-engineered premium sports and racing cars. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it.

Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also developing a next-generation American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets.

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

On May 23, 2013, we also entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, license to us the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to us all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, we amended the Assignment and License Agreement to terminate the obligation to assign to us all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc., and Saleen agreed to dissolve those entities within 30 days after the Closing. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, and licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to us, and commenced the process of dissolving each of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code. In exchange for entering into the Assignment and License Agreement, as amended, we issued to Saleen, as of the effective time of the Merger, 341,943 shares of our Super Voting Preferred Stock.

On June 17, 2013, we consummated a merger with WSTY Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we amended our articles of incorporation to change our name to Saleen Automotive, Inc. Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to ‘Saleen Automotive’ refer to Saleen Automotive, Inc., our wholly-owned Florida subsidiary.

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen an additional 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock is convertible into 125 shares of our common stock in accordance with the terms of the Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock (the “Certificate of Designations”), as amended. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive own approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders own 8,000,000 shares of our common stock.

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the historical operations of the Saleen Entities prior to the Merger and that of the combined company following the Merger. The accompanying consolidated financial statements are prepared as if we will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Three months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended,			Percentage Change Inc (Dec)
	June 30, 2013	June 30, 2012	Change
Revenue
Vehicles and parts	$ 909,561	$ 78,499	$ 831,062	1058,7%
Total revenue	909,561	78,499	831,062	1058.7%
Costs of goods sold
Vehicles and parts	826,442	119,131	(707,311)	(593.7%)
Total Costs of Goods Sold	826,442	119,131	(707,311)	(593.7%)
Gross Margin	83,119	(40,632)	123,752	465.0%
Operating expenses
Research and development	31,348	23,277	8,071	34.7%
Sales and marketing	43,186	3,837	39,349	1025.7%
General and administrative	1,902,808	685,290	1,217,517	177.7%
Depreciation	20,170	20,162	8	0.0%
Total operating expenses	1,997,512	732,566	1,264,946	172.7%
Loss from operations	(1,914,393)	(773,199)	(1,141,194)	(147.6%)
Interest expense	(73,539)	(56,786)	(16,753)	(29.5%)
Expenses of reverse merger transaction	(365,547)	--	(365,547)	100.0%
Change in derivative liability	(89,765)	--	(89,765)	100.0%
Net Loss	$ (2,443,244)	$ (829,985)	$(1,613,259)	(194.4%)

Revenues: Revenues consist of the sale of automotive vehicles and parts. Total revenues for the three months ended June 30, 2013 were $909,561, an increase of $831,062 or 1058.7% from $78,499 of total revenues for the three months ended June 30, 2012. The increase reflects an aggressive sales effort during the three month period ended June 30, 2013 whereby we sold 21 vehicles compared to the sale of 2 vehicles during the three month period ended June 30, 2012.

Cost of Goods Sold: Total costs of goods sold for the three months ended June 30, 2013 were $826,442, an increase of $707,311 or 593.7%, from $119,131 of costs of goods sold for the three months ended June 30, 2012. The increase is attributable to increased vehicle and parts sales during the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012.

Gross Margin: Gross Margin from the sale of vehicles and parts increased $123,752 to $83,119 for the three months ended June 30, 2013 from a negative gross margin of $40,632 for the three months ended June 30, 2012. The improvement in gross margin reflects both the increase in sales as well as a decrease in costs of goods sold as a percentage of sales during the three months ended June 30, 2013.

Research and Development Expenses: Research and development expenses increased by $8,074 or 34.7% during the three month period ended June 30, 2013 from $23,277 for the three month period ended June 30, 2012. The increase is due to additional investment in research and development of some high performance car models.

Sales and Marketing Expense: Sales and marketing expense increased $39,349 or 1025.7% to $43,186 for the three months ended June 30, 2013 from $3,877 for the three months ended June 30, 2012. This increase reflects the addition of key personnel to our sales and expansion of our marketing teams.

General and Administrative Expense: General and administrative expenses increased $1,217,517 or 177.7% to $1,902,808 for the three months ended June 30, 2013 from $685,290 for the three months ended June 30, 2012. The increase is comprised of a $338,356 increase in salaries and benefits, a $132,468 increase in legal and audit fees, a $73,045 increase in recruiting fees, a $206,981 increase in stock based compensation, and a net $466,667 increase in other general and administrative expenses. The increased salaries and benefits relate to the increased staffing during the three month period ending June 30, 2013 to support the increased sales volume. The increases in legal, accounting, and audit fees relate to the additional expenses incurred to consummate the reverse merger transaction during the three month period ended June 30, 2013. The increased stock based compensation relates to stock issued as director’s fees, employment conditions and for the provision of information technology services during the three month period ended June 30, 2013.

Depreciation Expense: Depreciation expense increased $8 or 0.0% to $20,170 for the three month period ended June 30, 2013 from $20,162 for the three month period ended June 30, 2012.

Interest Expense: Interest expense increased by $16,753 to $73,539 for the three month period ended June 30, 2013 from $56,786 for the three month period ended June 30, 2012. The increase is due to $24,697 of additional interest expense in 2013 paid on notes payable that were in default, $4,550 amortization of loan discount on the $3.0 million senior secured convertible notes payable, offset by a net decrease of $12,494 of interest expense from the three month period ended June 30, 2012.

Expenses of Reverse Merger Transaction: During the three month period ended June 30, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing shareholders prior to the Merger. We did not have a comparable expense of this type during the three month period ended June 30, 2012.

Change in derivative liability: During the three month period ended June 30, 2013, we recorded an $89,765 expense due to the change in the derivative liability from June 26, 2013 to June 30, 2013. We did not have a comparable expense during the three month period ended June 30, 2012.

Net Loss: Net loss increased by $1,124,835, or 135.5%, to a net loss of $2,443,244 for the three month period ended June 30, 2013 from a net loss of $829,985 for the three month period ended June 30, 2012. This net loss reflects the increased operating expenses and costs of the reverse merger discussed above.

Liquidity and Capital Resources

On May 23, 2013, we entered into the Merger Agreement with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, SMS and Steve Saleen. The closing of the transactions contemplated by the Merger Agreement occurred on June 26, 2013.

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the operations of our wholly-owned subsidiaries, Saleen Automotive and SMS, for the periods presented. The accompanying combined financial statements are prepared as if we will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

On June 26, 2013, we issued 3.0% Senior Secured Convertible Notes for a cash purchase price of $2,500,000 and the conversion of $500,000 of Saleen Automotive’s existing secured convertible debt, for an aggregate principal amount of $3,000,000 outstanding under the Notes. The Notes, excluding accrued interest through their maturity, are convertible into 40,000,000 shares of our common stock at a conversion price of $0.075 per share. Under the Notes, we are obligated to repay to the Purchasers on June 25, 2017, the principal amount of $3,000,000. The Notes accrue interest at the rate of 3% per annum (which interest rate shall be increased to 12% from and for the continuation of an event of default) on the unpaid/unconverted principal balance, payable on the maturity date of the Notes. As the Notes provide that interest is payable on the maturity date, no cash interest will be paid on the Notes.

As presented in the consolidated financial statements, we incurred a net loss of $2,443,244 during the three months ended June 30, 2013, and losses are expected to continue in the near term. The accumulated deficit since inception is $11,186,776 at June 30, 2013. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred an accumulative loss of $11,186,776 since inception. In addition, we had a stockholders deficit of $6,014,550 as of June 30, 2013, and as of that date, we were delinquent in payment of $351,710 of payroll taxes and $819,903 of outstanding notes payable is in default. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2013, we had cash on hand in the amount of $1,012,655. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2013 as compared to March 31, 2013, were as follows:

	June 30,	March 31,
	2013	2013
Cash	$1,012,655	$4,434
Total current assets	$1,903,788	$746,493
Total assets	$2,270,295	$1,124,070
Total current liabilities	$6,461,849	$4,722,099
Total liabilities	$8,284,845	$5,272,358

At June 30, 2013, we had a working capital deficit of $4,558,061 compared to a working capital deficit of $3,975,606 at March 31, 2013. Current liabilities increased to $6,461,849 at June 30, 2013 from $4,722,099 at March 31, 2013 primarily as a result of short term notes payable, accrued payroll, accrued payroll taxes, accrued interest, customer deposits, and $1,751,421 of derivative liability on the senior secured convertible notes.

Net cash used by operating activities for the three month period ended June 30, 2013 totaled $1,584,811 after the cash used in the net loss of $2,085,949 was increased by $616,151 in non-cash charges and by $166,967 net decrease in the working capital accounts. This compares to cash used by operating activities for the three month period ended June 30, 2012 of $533,259 after the net loss for the period of $829,985 was decreased by $295,162 in non-cash charges and by $1,564 in changes to the working capital accounts.

Net cash used in investing activities was $9,100 for the three month period ended June 30, 2013. This compares to $237 of cash used in investing activities for the three month period ended June 30, 2012.

Net cash provided by financing activities for the three month period ended June 30, 2013 was $2,602,132. Of this amount, $3,000,000 came from the issuance of our senior secured convertible notes. Cash of $221,303 was used to pay principal on long term notes and cash of $176,565 was used to pay principal on notes payable to related parties. This compares to $542,312 in cash provided by financing activities during the three month period ended June 30, 2012, of which $298,000 came from the sale of common stock, $250,000 came from notes payable to a related party, and $5,688 was used to pay down long term notes payable.

3% Senior Secured Convertible Notes Payable

On June 26, 2013, pursuant to a Securities Purchase Agreement, we issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 3.0% interest per annum with a maturity of 4 years. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into common stock at a specified conversion price, which is currently $0.075 per share The Note conversion price is subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company's common stock, including conversions or exchanges of such. If the Company's shares are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

Defaults on Notes Payable

As of June 30, 2013, we were in default on $819,903 of unsecured notes payable. While we are in discussions with the note holders to arrange extended payment terms, the initiation of collection actions by these note holders may severely affect our ability to execute on our business plan.

Commitments

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation.  Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies.

Revenue Recognition

Sales of High Performance Cars and Parts

We generate revenues primarily from the sale of high performance automobiles and parts. We recognize revenue from the sale of completed high performance cars and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the our products or delivery of the products to the destination specified by the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs upon acceptance by the customer when we place the cars or products with the buyer’s carrier. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

Contract Revenue and Cost Recognition on Design Services

During the year ended March 31, 2013, we completed a contract a with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. We recognized revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because we consider costs to be the best available measure of progress on this contract. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of June 30, 2013, and March 31, 2013, there were no contracts in progress.

 Research and Development Expenses

All research and development costs are expensed as incurred and include costs of employees and consultants who conduct research and development on our behalf.

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations.  For stock-based derivative financial instruments, we use a Monte Carlo pricing model to value the derivatives instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance e sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We recently became a public company and are in the process of conducting an internal assessment of our internal controls over financial reporting in accordance with the COSO standards. We are also in the process of appointing an independent director to lead our Audit Committee.

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Control

During the quarter ended June 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated May 23, 2013, among the Registrant, Saleen California Merger Corporation, Saleen Florida Merger Corporation, SMS Signature Cars, Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on May 30, 2013.
3.1.1	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock. Incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
3.1.2	Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
10.1	Securities Purchase Agreement dated June 26, 2013, among the Registrant and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
10.2	Registration Rights Agreement dated June 26, 2013, among the Registrant and the investors signatory thereto. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
10.3	Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
10.4	Intellectual Property Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
10.5	Form of 3.0% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEEN AUTOMOTIVE, INC.

Date: August 14, 2013	By:	/s/ Robert Miranda
Robert Miranda Chief Financial Officer