Form 10-Q
period 2013-09-30
Saleen Automotive, INC.
filed 2013-11-13
CIK 1528098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Saleen Automotive, Inc.
(Exact Name of Registrant as Specified in Charter)

Nevada	333-176388	45-2808694
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2735 Wardlow Road Corona, California		92882
(Address of Principal Executive Offices)		(Zip Code)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of November 8, 2013, there were 96,333,332 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART 1
ITEM 1. FINANCIAL STATEMENTS
Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$13,246	$4,434
Cash held in trust by related party	—	175,000
Accounts receivable, net	47,634	5,352
Inventory	546,930	538,224
Prepaid expenses and other current assets	45,080	23,483
Total Current Assets	652,890	746,493
Long Term Assets
Property, plant and equipment, net	531,204	340,219
Other assets	37,358	37,358
TOTAL ASSETS	$1,221,452	$1,124,070
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$996,936	$666,782
Accounts Payable - related parties	759,440	709,267
Current portion of notes payable	953,013	1,044,074
Current portion of notes payable to Related Parties	134,454	360,500
Payroll Taxes Payable	553,991	246,075
Accrued Interest on Notes Payable	281,189	318,836
Customer Deposits	674,192	942,859
Other current liabilities	496,259	433,706
Derivative liability	1,609,524	—
Total Current Liabilities	6,458,998	4,722,099
Notes payable, net of current portion	464,288	550,258
Senior Secured Convertible Notes payable, net of discount	1,447,685	—
Total Liabilities	8,370,971	5,272,357
Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 95,000,000 shares issued and outstanding as of September 30, 2013	95,000	—
Super Voting Preferred stock; $0.001 par value; 1,000,000 shares authorized; 200,000 and 883,822 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	200	10,269
Additional paid in capital	5,077,026	4,584,976
Accumulated deficit	(12,321,745)	(8,743,532)
Total Stockholders' Deficit	(7,149,519)	(4,148,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,221,452	$1,124,070

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and six months ended September 30, 2013 and 2012 (Unaudited)

	For the Three months ended September 30,		For the Six months ended September 30,
INCOME STATEMENT	2013	2012	2013	2012
Revenue
Vehicles and parts	$1,568,480	$591,487	$2,494,569	$669,986
Total revenue	1,568,480	591,487	2,494,569	669,986

Costs of good sold
Vehicles and parts	1,234,008	404,749	2,076,979	523,117
Total Costs of Good Sold	1,234,008	404,749	2,076,979	523,117
Gross Margin	334,472	186,738	417,590	146,869
Operating expenses
Research and development	36,697	—	68,046	23,277
Sales and marketing	328,399	13,612	388,114	17,448
General and administrative	1,090,728	677,417	3,001,705	1,364,524
Depreciation and Amortization	26,574	20,391	46,744	40,553
Total operating expenses	1,482,398	711,420	3,504,609	1,445,802

Loss from operations	(1,147,926)	(524,682)	(3,087,019)	(1,298,933)
Interest expense	(127,939)	(44,000)	(176,779)	(100,786)
Costs of reverse merger transaction	—	—	(365,547)	—
Change in derivative liability	140,899	—	51,132	—
Net Loss	$(1,134,966)	$(568,682)	$(3,578,213)	$(1,399,719)
Loss per common share – basic and diluted	$(0.01)	$0.00	$(0.03)	$(0.01)
Weighted average shares outstanding basic and diluted	120,000,000	120,000,000	120,000,000	120,000,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the six month period ended September 30, 2013

	Common Stock $0.001 Par		Super Voting Preferred Stock $0.001Par
	Number	Amount	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2013			883,822	$10,269	$4,584,976	$(8,743,532)	$(4,148,287)
Shares issued upon reverse merger	8,000,000	8,000		(8,000)			—
Shares issued for directors fees to related parties			5,277	5	249,995		250,000
Shares issued for services to related parties			923	1	43,749		43,750
Shares issued for services			4,976	5	235,726		235,731
Shares issued as principal payments on notes payable			481		22,803		22,803
Shares issued as interest on notes payable			521	1	24,696		24,697
Adjustment of Super Voting Preferred				(1,385)	1,385		—
Conversion of Super Voting Preferred to Common	87,000,000	87,000	(696,000)	(696)	(86,304)		—
Net loss for the period						(3,578,213)	(3,578,213)
Balance, September 30, 2013	95,000,000	$95,000	(683,822)	$200	$5,077,026	$(12,321,745)	$(7,149,519)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended September 30, 2013 and 2012

	Six months ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	(3,578,213)	(1,399,719)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,744	40,553
Change in derivative liability	(51,132)	—
Amortization of discount on senior secured convertible notes	108,341	—
Shares issued for value of Saleen S7 Supercar	—	250,000
Shares issued for directors fees to related parties	250,000	—
Shares issued for services	279,481	6,250
Shares issued as additional interest on notes payable	24,697	66,250
Changes in working capital:
(Increase) Decrease in cash held in trust account	175,000	—
(Increase) Decrease in accounts receivable	(42,282)	(386)
(Increase) Decrease in inventory	(8,706)	(285,121)
(Increase) Decrease in prepaid expenses	(21,597)	—
Increase (Decrease) in accounts payable	330,154	(146,219)
Increase (Decrease) in accounts payable to related parties	50,173	397,165
Increase (Decrease) in payroll taxes payable	307,916	34,527
Increase (Decrease) in accrued interest	(37,647)	45,951
Increase (Decrease) in customer deposits	(268,667)	(16,722)
Increase (Decrease) in other liabilities	62,553	13,772
Net cash used in operating activities	(2,373,185)	(993,699)
Cash flows from investing activities
Purchases of property and equipment	(237,729)	(237)
Net cash from investing activities	(237,729)	(237)
Cash flows from financing activities
Proceeds from senior secured notes payable	3,000,000	—
Proceeds from notes payable - related parties	—	250,000
Principal payments on notes payable – related parties	(203,243)	—
Principal payments on notes payable	(177,031)	(11,589)
Proceeds from issuance of common stock	—	898,241
Net cash from financing activities	2,619,726	1,136,652
Net increase in cash	8,812	142,716
Cash at beginning of period	4,434	6,779
Cash at end of period	13,246	149,495
(continued)

Saleen Automotive Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended September 30, 2013 and 2012
(continued)

	Six months Ended September 30:
	2013	2012
Supplemental schedule of non-cash investing and financing activities:
Derivative liability related to conversion feature	$1,660,656	—
Issuance of common stock as principal on notes payable	22,803	—
Issuance of common stock for automotive asset	—	250,000
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$72,592	$17,908
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidate financial statements.

Saleen Automotive Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2013 and 2012

The accompanying condensed consolidated financial statements of Saleen Automotive, Inc. and subsidiaries (“Saleen,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending March 31, 2014, or for any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2013, which are included in the Company’s Current Report on Form 8-K for such year filed on June 27, 2013, and amended on July 11, 2013, August 8, 2013, August 30, 2013 and September 16, 2013. The combined balance sheet as of March 31, 2013, has been derived from the audited financial statements included in the Form 8-K filed on June 27, 2013, and amended on July 11, 2013, August 8, 2013, August 30, 2013 and September 16, 2013.
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
On November 30, 2012, Wesley Fry (“Fry”) and W-Net Fund I, L.P. ( “W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry would sell to W-Net, and W-Net would purchase from Fry, an aggregate of 6,000,000 shares of the W270, Inc.’s common stock (the “Shares”), which Shares represented 75.0% of the issued and outstanding shares of the Company’s common stock, (2) Fry would release the Company from any and all existing claims, (3) Fry would settle various liabilities of the Company and (4) Fry would indemnify W-Net and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. W-Net paid for the Shares with personal funds. Simultaneous with the closing, W-Net sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of the Company.
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
Upon completion of the Merger and assuming the conversion of all the remaining Super Voting preferred stock into shares of common stock, the former stockholders of Saleen Automotive own approximately 93% of the outstanding shares of our common stock (including shares of Super Voting Preferred Stock convertible into shares of our common stock) and the holders of the outstanding shares of our common stock prior to the Merger own the balance. As the owners and management of Saleen Automotive have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and our company deemed the legal acquirer.  Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  The amount of debt assumed upon the reverse merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations.The Company develops, manufactures and sells high-performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization of OEM American Sports Cars and the production of high performance USA-engineered premium sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. We are also developing a next-generation American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets.

Consolidation policy
The consolidated financial statements for the six month period ended September 30, 2013 include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc. a Florida corporation and SMS Signature Cars, a California corporation. All significant intercompany transactions and balances have been eliminated in consolidation.
Going Concern
The Company’s combined financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred an accumulative loss of $12,321,745 since inception. In addition, the Company had a stockholders' deficit of $7,149,519 as of September 30, 2013, and as of that date, the Company is delinquent in payment of $553,991 of payroll taxes and $825,251 of outstanding notes payable are in default. The cash resources of the Company are insufficient to meet its planned business objectives without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2013, the Company had cash on hand in the amount of $13,246. On October 8, 2013, the Company entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to the Company. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. The Company’s obligations under the note are secured by a second priority security interest in all of its assets, other than an S7 automobile in which W-Net has a first priority security interest. On October 8, 2013, the Company entered into Subscription Agreements with three accredited investors pursuant to which the investors purchased from the Company an aggregate of 1,333,332 shares of its common stock at a per share price of $0.15 for aggregate proceeds of $200,000. Management expects that the current funds on hand, plus the $500,000 of proceeds from the Secured Promissory Note and $200,000 proceeds from the Subscription Agreements, will be sufficient to continue operations for the next three months from September 30, 2013. Management is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, and that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.
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

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at September 30, 2013	$—	$1,609,524	$—	$1,609,524
Derivative financial instruments
The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company used a Monte Carlo option pricing model to value the derivative instruments at inception and on subsequent valuation dates, and as of September 30, 2013 is using a weighted average Black–Scholes Model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
Cash held in trust by related party
During the year ended March 31, 2013, the Company instituted a policy of having new investor funds held a trust account at Michaels Law Group, a law firm owned by a shareholder and board member. Funds held in trust are released as requested by the Company by agreement of a management committee. As of March 31, 2013, $175,000 of funds was held in trust by Michaels Law Group. As of September 30, 2013, all funds held in trust have been disbursed to the Company.
Allowance for Doubtful Accounts
The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. For the most part, the company generally requires advance payments for cars and credit card payments for parts. As a result, the Company had no allowance for doubtful accounts amounts at September 30, 2013 or March 31, 2013.
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

	September 30, 2013	March 31, 2013
Parts and work in process	$296,930	$288,224
S7 Supercar held for sale	250,000	250,000
Total inventories	$546,930	$538,224
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
The Company had no such asset impairments at September 30, 2013 or March 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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
Contract Revenue and Cost Recognition on Design Services
During the year ended March 31, 2013, the Company completed a contract with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because management considers costs to be the best available measure of progress on its contracts. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of September 30, 2013, and March 31, 2013, there were no contracts in progress.
Warranty Policy
The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at September 30, 2013 or March 31, 2013.
Business Segments
The Company currently has one operating business segment that is converting automobiles into high performance vehicles.
Research and Development Costs
Research and development costs consist of expenditures for the research and development of new products and technology. Research and development costs were $68,046 and $23,277, during the six months ended September 30, 2013 and 2012, respectively, and were expensed as incurred.
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
At September 30, 2013 and March 31, 2013, the Company had no common stock options or warrants outstanding.
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

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.
Recently Issued Accounting Standards
Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.
NOTE 2 – PROPERTY AND EQUIPMENT
Property, plant and equipment consisted of the following at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Tooling	$532,572	$384,293
Equipment	140,478	121,186
Leasehold improvements	199,560	129,402
Total, cost	872,610	634,881
Accumulated Depreciation and Amortization	(341,406)	(294,662)
Total Property, Plant and Equipment	$531,204	$340,219
Depreciation and amortization expense for the six months ended September 30, 2013 and 2012 was $46,744 and $40,553, respectively
NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	September 30, 2013	March 31, 2013
Senior secured note payable to a bank, secured by all assets of SMS Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in monthly installments of $5,300, including interest at a rate of 6% per annum payable monthly, through October 26, 2019.	549,649	582,258
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (1)	414,500	414,500
Subordinated secured note payable, interest at 10% per annum, payable December 16, 2010, currently in default (2)	85,403	105,312
Subordinated secured note payable, interest at 10% per annum payable March 31, 2009, in default as of March 31, 2013, paid in full	—	124,513
Subordinated secured note payable for legal services rendered, non interest bearing, payable on October 25, 2013 (3)	47,749	47,749
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default	320,000	320,000
Total notes payable	1,417,301	1,594,332
Less: current portion of notes payable	(953,013)	(1,044,074)
Notes payable, net of current portion	464,288	550,258

1)
Bonds issued on December 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of SMS Signature Cars. As of September 30, 2013 and March 31, 2013, respectively, the bonds were in default due to non-payment.

2)
Note payable issued on December 16, 2010 due in full on December 16, 2011. The note accrues interest at 10% per annum and was secured by three vehicles held in inventory by SMS Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable for $104,314, payable $34,772 on or before June 18, 2013, $42,988 on or before July 17, 2013, and $42,988 on or before August 19, 2013. In addition to the note the Company agreed to complete and deliver the note holder’s car by July 17, 2013. The note was in default on September 30, 2013 due to non-payment and non-delivery of the note holder’s car.

3)
Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by interest in certain intellectual property. The note was in default on October 25, 2013 due to non-payment.

Total interest expense was $176,779 and $100,786 for the six month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and March 31, 2013, $281,189 and $318,836, respectively, of interest on notes payable remains unpaid.
NOTE 4 – NOTES PAYABLE TO RELATED PARTIES
Notes payable to related parties are as follows:

	September 30, 2013	March 31, 2013
Unsecured note payable to a shareholder, non interest bearing, due on April 1, 2014. (1)	$102,000	$100,500
Note payable to a shareholder, secured by S7 Supercar automobile, interest at 10% per annum payable quarterly, due and paid off on May 23, 2013.	—	200,000
Unsecured note payable to a shareholder, interest at 10% per annum payable at various maturity dates, currently in default. (2)	32,454	60,000
Total notes payable, related parties	$134,454	$360,500

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

(2)
Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 with interest bearing at 10% per annum and due in full on February 10, 2009. The note was in default at March 31, 2013. On May 22, 2013, the Company entered into a Settlement Agreement and Mutual General Release by agreeing to pay $35,000, of which $5,000 is due by June 3, 2013, $10,000 due by July 31, 2013, $10,000 due by October 31, 2013, and $10,000 by December 31, 2013. The Company also issued 739 shares of Super Voting Preferred Stock in conjunction with this Agreement valued at $35,000, of which $22,803 was applied toward the principal balance of the note and $12,197 was accounted for interest expense. The note was in default on September 30, 2013 due to non-payment.

NOTE 5- SENIOR SECURED CONVERTIBLE NOTES PAYABLE

September 30, 2013
Senior secured convertible notes payable to private accredited investor group, convertible into 40,000,000 shares of common stock, interest accrued at 3% per annum, notes mature on June 25, 2017	$3,000,000
Less: discount on notes payable	(1,552,315)
Notes payable, net of discount	$1,447,685
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
Each of the agreements governing the notes includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance on June 26, 2013, the initial fair value of the embedded beneficial conversion feature of the notes to be $1,660,656. These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes (see note 6). As of September 30, 2013, the Company amortized $108,341 of the valuation discount, and the remaining unamortized valuation discount of $1,552,315 as of September 30, 2013, has been offset against the face amount of the notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the four year term of the senior secured convertible notes payable.
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
As of June 26, 2013, the date of issuance, the derivative liability was valued using a Monte Carlo option pricing model with the following assumptions:

June 26, 2013 Date of Issuance
Conversion feature:
Risk-free interest rate	1.04%
Expected volatility	73.3%
Expected life (in years)	4
Expected dividend yield	0

Fair Value:
Conversion feature	$1,660,656
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
As of September 30, 2013, the Company estimated the derivative liability using a weighted average Black-Scholes-Merton option pricing model with the following assumptions:

September 30, 2013
Conversion feature:
Risk-free interest rate	1.04%
Expected volatility	73.3%
Expected life (in years)	3.75 years
Expected dividend yield	0

Fair Value:
Conversion feature	$1,609,524
NOTE 7 – RELATED PARTY TRANSACTIONS
During the six month periods ended September 30, 2013 and 2012, we incurred $60,000 and $60,000, respectively, in officers’ salary expense due our Director, Chairman and CEO, Mr. Steve Saleen. As of September 30, 2013 and March 31, 2013, the balances of $404,095 and $300,000, respectively, were payable to Mr. Saleen for his officers’ salary. Effective March 31, 2013, Mr. Saleen agreed to defer the $300,000 of unpaid salary for payment until April 1, 2014.
During the six month periods ended September 30, 2013 and 2012, we incurred $83,313 and $79,125, respectively, in CFO services and accounting fees expense with Miranda & Associates, a firm owned by our Director and CFO, Mr. Robert Miranda. As of September 30, 2013 and March 31, 2013, the balances of $179,743 and $167,222, respectively, were payable to Miranda & Associates for these services. Effective March 31, 2013, Miranda & Associates and Mr. Miranda agreed to defer the $167,222 of unpaid fees for payment until April 1, 2014. During the six month ended September 30, 2013, the Company and Miranda & Associates amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.
During the six months ended September 30, 2013 and 2012, we incurred $62,516 and $89,740, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by our Director and General Counsel, Mr. Jonathan Michaels. As of September 30, 2013 and March 31, 2013 the balances of $175,602 and $242,045, respectively, were payable to Michaels Law Group for these services. Effective March 31, 2013, Michaels Law Group and Mr. Michaels agreed to defer the $242,045 of unpaid fees for payment until April 1, 2014. During the six months ended September 30, 2013, the Company and Michaels Law Group amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.

During the six months ended September 30, 2013, we issued the equivalent of 5,277 shares of our Super Voting Preferred stock, to Robert J. Miranda and Jonathan Michaels (2,638.5 shares each). These shares were valued at $47.38 per share for a total value of $250,000. These shares were issued in consideration of Messrs. Miranda and Michaels service on the Company’s board of directors for the period April 1, 2013 through March 31, 2014. During the six months ended September 30, 2013, we recorded $250,000 of these director’s fees as director’s fee expense.
The amounts of accounts payable to related parties as of September 30 , 2013 and March 31, 2013 are as follows:

Related Party	September 30, 2013	March 31, 2013
Steve Saleen	$404,095	$300,000
Miranda & Associates	179,743	167,222
Michaels Law Group	175,602	242,045
Totals	$759,440	$709,267
During the six months ended September 30, 2012, we incurred $120,000 in consulting fees with a shareholder for marketing, business development, engineering, business management, and financial advisory services.
NOTE 8 – INCOME TAXES
As of September 30, 2013 and March 31, 2013, the combined companies had net operating loss carry forwards for income tax reporting purposes of approximately $12,270,000 and $8,290,000, respectively that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. The utilization of the losses is also limited by the fact that the combined companies file on a separate basis and losses on one cannot offset profits on the other. Therefore, the amount available to offset future taxable income may be limited.
No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes based on the Company's past operations that there is no evidence or assurance that the carry forwards will be utilized. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

	September 30, 2013	March 31, 2013
Deferred income tax asset:
Net operating loss carry forward	$4,773,000	$3,316,000
Valuation allowance	(4,773,000)	(3,316,000)
Net deferred income tax asset	$—	$—
Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30, 2013	March 31, 2013
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
State tax net of federal tax benefit	(5.80)%	(5.80)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%
The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2013 and March 31, 2013, respectively.
Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2013 and March 31, 2013.

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
During the six month period ended September 30, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $47.38 per share for a total valuation of $576,981 based on management’s estimate of value of the shares issued.
On July 9, 2013, the holders of a majority of the outstanding shares of our Super Voting Preferred Stock, pursuant to a written consent, elected to convert, upon the effectiveness of the amendment to the Certificate of Designations, 696,000 outstanding shares of the Company’s Super Voting Preferred Stock (approximately 77.68%) into 87,000,000 shares of the Company’s common stock. On July 18, 2013, the Company filed an Amendment to Certificate of Designation After Issuance of Class or Series (the “Amendment”) amending the conversion rights of its Super Voting Preferred Stock. As a result of the Amendment, the Company’s board of directors will determine whether (if at all) the Company will effectuate any reverse stock split (or any increase in its authorized shares of common stock), and the appropriate time (if ever) for any such reverse stock split (or increase in its authorized shares of common stock).
As of September 30, 2013, the Company had 95,000,000 shares of common stock issued and outstanding and 200,000 shares of Super Voting Preferred Stock issued and outstanding. The Company had no warrants or options outstanding at September 30, 2013 or March 31, 2013, respectively.
NOTE 10 – COMMITMENTS AND CONTINGINCIES
Facilities Leases
The Company rents two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. The current rent is $20,336 per month. The current lease amendment provides for an annual escalation of 3% in the rent each February. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2013.
The future minimum rental payments required under the non-cancelable operating leases described above as of September 30, 2013 are as follows:

Years ending March 31:	Lease Commitment
2014	$597,548
2015	615,154
2016	583,671
2017	599,689
2018	512,172

Employment Agreements
On August 1, 2011, Saleen Automotive entered into an Employment Agreement with Saleen under which he is currently compensated at the rate of $20,000 per month, which shall not be reduced. The Employment Agreement provides for increased compensation of $27,500 per month, $32,500 per month and $37,500 per month if Saleen Automotive is successful in raising a cumulative gross amount of $5 million, $7.5 million and $10 million in capital, respectively. The Employment Agreement also provides that Saleen Automotive will establish and maintain on or before September 30, 2012, a bonus program for Saleen that will compensate Saleen in amounts up to his annual bases salary, based on objective criteria. Saleen Automotive and Saleen are currently determining the parameters of that bonus plan. The Employment Agreement provides for Saleen’s service as Saleen Automotive’s Chief Executive Officer, and provides that Saleen Automotive is disallowed from changing the title of Saleen’s position or from diminishing his responsibilities of overseeing the operations of Saleen Automotive. The Employment Agreement has a term of eight years, and will automatically continue thereafter for successive 12 month periods unless and until either party gives the other party written notice of termination prior to the end of a term. In the event Saleen Automotive terminates the Employment Agreement without cause (as defined in the Employment Agreement), or otherwise materially breaches the Employment Agreement and such material breach remains uncured after 15 days’ written notice, Saleen will be entitled to a severance payment of 1.50 times his then-current annual salary plus $2 million, payable in cash or cash-equivalents within 30 days of the date of termination.
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
The Company is currently a party to the several legal proceedings related to claims for payment that are currently accrued for in the financial statements as accounts or notes payable. Other legal proceedings that are pending as of September 30, 2013 are described as follows:
SMS is a defendant in a case filed on November 28, 2011 in U.S. District Court in Massachusetts that alleges breach of contract related to a vehicle dispute. The case seeks $75,000 of damages, plus legal fees and costs of litigation. SMS has entered into a settlement with the Plaintiffs in this matter, the terms of which are to be fulfilled on or before May 15, 2014. In the interim, the matter has been stayed.
SMS is a defendant in a case filed on April 13, 2012, in California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. The Company believes that the amount sought by the Plaintiff is excessive and without merit. The outcome is uncertain at the present time.
NOTE 11 – SUBSEQUENT EVENTS
On October 8, 2013, the Company entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to the Company. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. The Company’s obligations under the note are secured by a second priority security interest in all of its assets, other than an S7 automobile in which W-Net has a first priority security interest. The Company’s failure to pay within five business days after the due date amounts payable under the note, its failure to observe any covenants under the note for a period of five days following notice thereof, or its undergoing a bankruptcy or insolvency proceeding constitutes an event of default. Upon the occurrence of a payment or covenant event of default, the note will bear interest at a rate of 13% per annum on all past due amounts and, at W-Net’s option, the entire unpaid principal amount of the note plus accrued and unpaid interest thereon shall become immediately due and payable. Upon the occurrence of an insolvency event of default, the note will bear interest at a rate of 13% per annum and the entire unpaid principal amount of the note plus accrued and unpaid interest thereon shall become immediately due and payable.
On October 8, 2013, the Company entered into Subscription Agreements with each of Forglen LLC, William H. Bokovoy and Brian Christopher Ray Pierson (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 1,333,332 shares of its common stock at a per share price of $0.15 for aggregate proceeds of $200,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. for the six month periods ended September 30, 2013 and 2012. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.
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
Three months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Our revenue, operating expenses, and net loss from operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended,			Percentage Change Inc (Dec)
	September 30, 2013	September 30, 2012	Change
Revenue
Vehicles and parts	$1,568,480	$591,487	$976,993	165.2%
Total revenue	1,568,380	591,487	976,893	165.3%
Costs of goods sold
Vehicles and parts	1,234,008	404,749	(829,259)	(204.90)%
Total Costs of Goods Sold	1,234,008	404,749	(829,259)	(204.90)%
Gross Margin	334,472	186,738	148,004	79.3%
Operating Expenses Operating expenses
Research and development	36,697	--	36,697	-
Sales and marketing	328,399	13,612	314,787	2,312.6%
General and administrative	1,090,728	677,417	413,311	61.0%
Depreciation and amortization	26,574	20,391	6,183	30.3%
Total operating expenses	1,482,398	711,420	770,978	108.4%
Loss from operations	(1,147,926)	(524,682)	(623,244)	(118.80)%
Interest expense	(127,939)	(44,000)	(83,939)	(190.80)%
Change in derivative liability	140,899	--	140,899	-
Net Loss	$(1,134,966)	$(568,682)	$(566,284)	(99.60)%
Revenues: Revenues consist of the sale of automotive vehicles and parts. Total revenues for the three months ended September 30, 2013 were $1,568,480, an increase of $976,993 or 165.2% from $591,487 of total revenues for the three months ended September 30, 2012. The increase reflects an aggressive sales effort during the three months ended September 30, 2013 whereby we sold 43 vehicles compared to the sale of 10 vehicles during the three months ended September 30, 2012.
Cost of Goods Sold: Total costs of goods sold for the three months ended September 30, 2013 were $1,234,008, an increase of $829,259 or 204.9%, from $404,749 of costs of goods sold for the three months ended September 30, 2012. The increase is attributable to increased vehicle and parts sales during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Gross Margin: Gross Margin from the sale of vehicles and parts increased $148,004 to $334,472 for the three months ended September 30, 2013 from a gross margin of $186,738 for the three months ended September 30, 2012. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the three months ended September 30, 2013.
Research and Development Expenses: Research and development expenses increased by $36,697 or 100.0% during the three months ended September 30, 2013 from none for the three months ended September 30, 2012. The increase is due to additional investment in research and development of some high performance car models.
Sales and Marketing Expense: Sales and marketing expense increased by $314,787 or 2,313% to $328,399 for the three months ended September 30, 2013 from $13,612 for the three months ended September 30, 2012. This increase reflects the addition of key personnel to our sales team and expansion of our marketing team.
General and Administrative Expense: General and administrative expenses increased by $413,311 or 61.0% to $1,090,728 for the three months ended September 30, 2013 from $677,417 for the three months ended September 30, 2012. The significant portion of the increase is comprised of a $299,294 increase in salaries and benefits, a $55,478 increase in occupancy costs, a $40,899 decrease in professional fees, and a $76,058 increase in other general and administrative expenses. The increased salaries and benefits relate to the increased staffing during the three months ended September 30, 2013 to support the increased sales volume. The increases in occupancy costs relate to additional expenses due to the expansion of our engineering and design facilities.
Depreciation and Amortization Expense: Depreciation and amortization expense increased by $6,183 or 30.3% to $26,574 for the three months ended September 30, 2013 from $20,391 for the three monthsended September 30, 2012. This increase in depreciation and amortization expense relates to depreciation and amortization of new equipment acquired during the three months ended September 30, 2013.
Interest Expense: Interest expense increased by $83,939 or 190.8% to $127,939 for the three months ended September 30, 2013 from $44,000 for the three months ended September 30, 2012. The increase is due to $108,341 of additional interest expense in 2013 attributable the amortization of the discount on the $3,000,000 of senior secured convertible notes during the three months ended September 30, 2013, offset by a net $24,402 decrease of interest expense from the three months ended September 30, 2013.
Change in derivative liability: During the three months ended September 30, 2013, we recorded a $140,899 gain due to the change in the derivative liability from March 31, 2013 to September 30, 2013. We did not have a comparable expense during the three months ended September 30, 2012.
Net Loss: Net loss increased by $566,284, or 99.6%, to a net loss of $1,134,966 for the three months ended September 30, 2013 from a net loss of $568,682 for the three months ended September 30, 2012. This net loss reflects the increased operating expenses discussed above.
Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012
Our revenue, operating expenses, and net loss from operations for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended,			Percentage Change Inc (Dec)
	September 30, 2013	September 30, 2012	Change
Revenue
Vehicles and parts	$2,494,569	$669,986	$1,824,583	272.3%
Total revenue	2,494,469	669,986	1,824,583	272.3%
Costs of goods sold
Vehicles and parts	2,076,979	523,117	(1,553,862)	(297.00)%
Total Costs of Goods Sold	2,076,979	523,117	(1,553,862)	(297.00)%
Gross Margin	417,490	146,869	270,721	184.3%
Operating expenses
Research and development	68,046	23,277	44,769	192.3%
Sales and marketing	388,114	17,448	370,666	2,124.4%
General and administrative	3,001,705	1,364,524	1,637,181	119.9%

Depreciation and amortization	46,744	40,553	6,191	15.3%
Total operating expenses	3,504,609	1,445,802	2,058,807	142.4%
Loss from operations	(3,087,019)	(1,298,933)	(1,736,878)	(133.70)%
Interest expense	(176,781)	(100,786)	(75,995)	(75.40)%
Expenses of reverse merger transaction	(365,547)	--	(365,547)	-
Change in derivative liability	51,134	--	51,134	100.0%
Net Loss	$(3,578,213)	$(1,399,719)	$(2,178,493)	(155.60)%

Revenues: Revenues consist of the sale of automotive vehicles and parts. Total revenues for the six months ended September 30, 2013 were $2,494,569, an increase of $1,824,583 or 272.3% from $669,986 of total revenues for the six months ended September 30, 2012. The increase reflects an aggressive sales effort during the six months ended September 30, 2013 whereby we sold 64 vehicles compared to the sale of 12 vehicles during the six months ended September 30, 2012.
Cost of Goods Sold: Total costs of goods sold for the six months ended September 30, 2013 were $2,076,979, an increase of $1,553,862 or 297.0%, from $523,117 of costs of goods sold for the six months ended September 30, 2012. The increase is attributable to increased vehicle and parts sales during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012.
Gross Margin: Gross Margin from the sale of vehicles and parts increased $270,721 to $417,590 for the six months ended September 30, 2013 from a gross margin of $146,869 for the six months ended September 30, 2012. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the six months ended September 30, 2013.
Research and Development Expenses: Research and development expenses increased by $44,769 or 192.3% during the six months ended September 30, 2013 from $23,277 for the six months ended September 30, 2012. The increase is due to additional investment in research and development of some high performance car models.
Sales and Marketing Expense: Sales and marketing expense increased $370,666 or 2,124.4% to $388,114 for the six months ended September 30, 2013 from $17,448 for the six months ended September 30, 2012. This increase reflects the addition of key personnel to our sales team and expansion of our marketing team.
General and Administrative Expense: General and administrative expenses increased by $1,637,181 or 119.9% to $3,001,705 for the six months ended September 30, 2013 from $1,364,524 for the six months ended September 30, 2012. The significant portion of the increase is comprised of a $581,179 increase in salaries and benefits, a $150,665 increase in occupancy costs, a $169,748 increase in professional fees, a $504,481 increase in stock based compensation and a $195,360 increase in other general and administrative expenses. The increased salaries and benefits relate to the increased staffing during the six months ending September 30, 2013 to support the increased sales volume. The increases in occupancy costs relate to additional expenses due to the expansion of our engineering and design facilities. The increased professional fees relate to the costs of legal, accounting, and audit services required during the six months ended September 30, 2013 to comply with SEC filings. The increased stock based compensation related to $250,000 in directors fees paid in stock to related parties and $254,481 of fees paid for information technology services.
Depreciation and Amortization Expense: Depreciation and amortization expense increased $6,191 or 15.3% to $46,744 for the six months ended September 30, 2013 from $40,553 for the six months ended September 30, 2012. This increase in depreciation and amortization expense relates to depreciation and amortization of new equipment acquired during the six months ended September 30, 2013.
Interest Expense: Interest expense increased by $75,995 to $176,781 for the six months ended September 30, 2013 from $100,786 for the six months ended September 30, 2012. The increase is due to $117,138 of additional interest expense in 2013 attributable the amortization of the discount on the $3,000,000 of senior secured convertible notes during the six months ended September 30, 2013, offset by a net $41,143 decrease of interest expense from the three months ended September 30, 2013.
Expenses of Reverse Merger Transaction: During the six months ended September 30, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing shareholders prior to the Merger. We did not have a comparable expense of this type during the six months ended September 30, 2012.
Change in derivative liability: During the six months ended September 30, 2013, we recorded a $51,134 gain due to the change in the derivative liability from June 30, 2013 to September 30, 2013. We did not have a comparable expense during the six months ended September 30, 2012.
Net Loss: Net loss increased by $2,178,493, or 155.6%, to a net loss of $3,578,213 for the six months ended September 30, 2013 from a net loss of $1,399,719 for the six months ended September 30, 2012. This net loss reflects the increased operating expenses discussed above.
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
On October 8, 2013, we entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to us. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. Our obligations under the note are secured by a second priority security interest in all of our assets, other than an S7 automobile in which W-Net has a first priority security interest. On October 8, 2013, we entered into Subscription Agreements with three accredited investors pursuant to which the investors purchased from us an aggregate of 1,333,332 shares of our common stock at a per share price of $0.15 for aggregate proceeds of $200,000. Management expects that the current funds on hand, plus the $500,000 of proceeds from the Secured Promissory Note and $200,000 of proceeds from the Subscription Agreements, will be sufficient to continue operations for the next three months.
As presented in the consolidated financial statements, we incurred a net loss of $3,578,213 during the six months ended September 30, 2013, and losses are expected to continue in the near term. The accumulated deficit since inception is $12,321,745 at September 30, 2013. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved.
Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred an accumulative loss of $12,321,745 since inception. In addition, we had a stockholders deficit of $7,149,519 as of September 30, 2013, and as of that date, we were delinquent in payment of $553,991 of payroll taxes and $825,251 of outstanding notes payable is in default. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2013, we had cash on hand in the amount of $13,246. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.
Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2013 as compared to March 31, 2013, were as follows:

	September 30,	March 31,
	2013	2013
Cash	$13,246	$4,434
Total current assets	$652,890	$746,493
Total assets	$1,221,452	$1,124,070
Total current liabilities	$6,458,998	$4,722,099
Total liabilities	$8,370,972	$5,272,357
At September 30, 2013, we had a working capital deficit of $5,806,108 compared to a working capital deficit of $3,975,606 at March 31, 2013. Current liabilities increased to $6,458,998 at September 30, 2013 from $4,722,099 at March 31, 2013 primarily as a result of accounts payable, accrued payroll taxes, accrued interest, and $1,609,524 of derivative liability on the senior secured convertible notes.
Net cash used by operating activities for the six months ended September 30, 2013 totaled $2,350,382 after the cash used in the net loss of $3,578,213 was decreased by $680,934 in non-cash charges and by $546,897 in net changes to the working capital accounts. This compares to cash used by operating activities for the six months ended September 30, 2012 of $993,936 after the net loss for the period of $1,399,720 was decreased by $363,052 in non-cash charges and by $42,732 in changes to the working capital accounts.
Net cash used in investing activities was $237,729 for the six months ended September 30, 2013. This compares to $237 of cash used in investing activities for the six months ended September 30, 2012.
Net cash provided by financing activities for the six months ended September 30, 2013 was $2,596,923. Of this amount, $3,000,000 came from the issuance of our senior secured convertible notes. Cash of $177,031 was used to pay principal on long term notes and cash of $226,046 was used to pay principal on notes payable to related parties. This compares to $1,136,652 in cash provided by financing activities during the six months ended September 30, 2012, of which $898,241 came from the sale of common stock, $250,000 came from notes payable to a related party, and $11,589 was used to pay down long term notes payable.
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
Defaults on Notes Payable
As of September 30, 2013, we were in default on $825,251 of unsecured notes payable. While we are in discussions with the note holders to arrange extended payment terms, the initiation of collection actions by these note holders may severely affect our ability to execute on our business plan.
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
Contract Revenue and Cost Recognition on Design Services
During the year ended March 31, 2013, we completed a contract a with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. We recognized revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because we consider costs to be the best available measure of progress on this contract. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of September 30, 2013, and March 31, 2013, there were no contracts in progress.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We recently became a public company and are in the process of conducting an internal assessment of our internal controls over financial reporting in accordance with the COSO standards. We are also in the process of appointing an independent director to lead our Audit Committee.
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
Changes in Internal Control
During the quarter ended September 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SALEEN AUTOMOTIVE, INC.

Date: November __, 2013	By:	/s/ Robert Miranda
Robert Miranda Chief Financial Officer