Form 10-Q
period 2013-12-31
Saleen Automotive, INC.
filed 2014-02-14
CIK 1528098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

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
Yes ☐ No ☒
As of February 13, 2014, there were 129,339,794 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART 1
ITEM 1. FINANCIAL STATEMENTS
Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$10,840	$4,434
Cash held in trust by related party	—	175,000
Accounts receivable, net	16,153	5,352
Inventory	447,752	538,224
Prepaid expenses and other current assets	84,291	23,483
Total Current Assets	559,036	746,493
Long Term Assets
Property and equipment, net	559,977	340,219
Other assets	42,358	37,358
TOTAL ASSETS	$1,161,371	$1,124,070
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,392,296	$666,782
Accounts Payable - related parties	877,885	709,267
Current portion of notes payable, in default	1,370,437	1,044,074
Current portion of notes payable to Related Parties	684,452	360,500
Payroll Taxes Payable	729,314	246,075
Accrued Interest on Notes Payable	350,630	318,836
Customer Deposits	178,732	942,859
Other current liabilities	473,993	433,706
Derivative liability	1,694,000	—
Total Current Liabilities	7,751,739	4,722,099
Notes payable, net of current portion	—	550,258
Senior Secured Convertible Notes payable, net of discount	1,475,898	—
Total Liabilities	9,227,637	5,272,357
Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 99,837,259 shares issued and outstanding as of December 31, 2013	99,837	—
Super Voting Preferred stock; $0.001 par value; 1,000,000 shares authorized; 200,000 and 883,822 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	200	10,269
Additional paid in capital	5,694,983	4,584,976
Accumulated deficit	(13,861,286)	(8,743,532)
Total Stockholders' Deficit	(8,066,266)	(4,148,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,161,371	$1,124,070

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three and nine months ended December 31, 2013 and 2012 (Unaudited)

	For the Three months ended December 31,		For the Nine months ended December 31,
INCOME STATEMENT	2013	2012	2013	2012
Revenue
Vehicles and parts	$1,076,153	$607,490	$3,570,722	$1,277,476
Design services	—	1,245,985	—	1,245,985
Total revenue	1,076,153	1,853,475	3,570,722	2,523,461

Costs of goods sold
Vehicles and parts	773,467	532,932	2,852,665	1,056,141
Design services	—	859,541	—	859,451
Total Costs of Goods Sold	773,467	1,392,473	2,852,665	1,915,592
Gross Margin	302,686	461,002	718,057	607,869
Operating expenses
Research and development	204,026	3,269	489,723	29,815
Sales and marketing	320,077	74,224	942,238	115,710
General and administrative	1,029,054	646,694	3,576,843	1,984,012
Depreciation and Amortization	18,588	20,391	65,332	60,944
Total operating expenses	1,571,745	744,578	5,074,136	2,190,481
Loss from operations	(1,269,059)	(283,576)	(4,356,079)	(1,582,612)
Other income (expenses)
Interest expense	(186,004)	(37,595)	(362,784)	(138,281)
Costs of reverse merger transaction	—	—	(365,547)	—
Gain on extinguishment of derivative liability	40,548		40,548
Change in fair value of derivative liability	(125,026)	—	(73,892)	—
Net Loss	$(1,539,541)	$(321,171)	$(5,117,754)	$(1,720,893)
Loss per common share – basic and diluted	$(0.01)	$0.00	$(0.04)	$(0.01)
Weighted average shares outstanding basic and diluted	120,649,951	120,000,000	120,635,914	120,000,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the nine month period ended December 31, 2013

	Common Stock $0.001 Par		Super Voting Preferred Stock $0.001Par
	Number	Amount	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2013	—	$—	883,822	$10,269	$4,584,976	$(8,743,532)	$(4,148,287)
Shares issued upon reverse merger	8,000,000	8,000		(8,000)			—
Shares issued for directors fees			5,277	5	249,995		250,000
Shares issued for services to related parties			923	1	43,749		43,750
Shares issued for services			4,976	5	235,726		235,731
Shares issued as principal payments on notes payable			481		22,803		22,803
Shares issued as interest on notes payable			521	1	24,696		24,697
Shares issued for cash	3,786,666	3,787			540,213		544,000
Adjustment of Super Voting Preferred				(1,385)	1,385		—
Conversion of Super Voting Preferred to Common Stock	87,000,000	87,000	(696,000)	(696)	(86,304)		—
Conversion of debt to Common Stock	1,050,593	1,050			77,744		78,794
Net loss for the period						(5,117,754)	(5,117,754)
Balance, December 31, 2013	99,837,259	$99,837	200,000	$200	$5,694,983	$(13,861,286)	$(8,066,266)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended December 31, 2013 and 2012

	Nine months ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(5,117,754)	$(1,720,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	65,332	60,944
Change in fair value of derivative liability	73,892	—
Gain in extinguishment of derivative liability	(40,548)	—
Amortization of discount on senior secured convertible notes	215,348	—
Shares issued for value of Saleen S7 Supercar	—	250,000
Shares issued for directors fees	250,000	—
Shares issued for services	279,481	6,250
Changes in working capital:
(Increase) Decrease in cash held in trust account	175,000	—
(Increase) Decrease in accounts receivable	(10,801)	(6,424)
(Increase) Decrease in inventory	90,472	(131,616)
(Increase) Decrease in prepaid expenses and other assets	(65,808)	(5,605)
Increase (Decrease) in accounts payable	725,514	(206,911)
Increase (Decrease) in accounts payable to related parties	168,618	524,114
Increase (Decrease) in payroll taxes payable	483,239	56,151
Increase (Decrease) in accrued interest	56,491	134,795
Increase (Decrease) in customer deposits	(764,127)	(110,994)
Increase (Decrease) in other liabilities	40,287	100,030
Net cash used in operating activities	(3,375,364)	(1,050,159)
Cash flows from investing activities
Purchases of property and equipment	(285,090)	(237)
Net cash used in investing activities	(285,090)	(237)
Cash flows from financing activities
Proceeds from senior secured notes payable	3,000,000	—
Proceeds from notes payable - related parties	550,000	250,000
Principal payments on notes payable – related parties	(203,245)	(25,000)
Principal payments on notes payable	(223,895)	(43,061)
Proceeds from issuance of common stock	544,000	864,573
Net cash provided from financing activities	3,666,860	1,046,512
Net increase (decrease) in cash	6,406	(3,884)
Cash at beginning of period	4,434	6,779
Cash at end of period	$10,840	$2,895
(continued)

Saleen Automotive Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended December 31, 2013 and 2012
(continued)

	Nine months Ended December 31:
	2013	2012
Supplemental schedule of non-cash investing and financing activities:
Derivative liability related to conversion feature	$1,660,656	$—
Issuance of Common Stock on conversion of Secured Convertible Notes Payable	78,794	—
Issuance of Common Stock on payment of interest on Notes Payable	24,697	66,250
Issuance of common stock as principal on Notes Payable to related parties	22,803	—
Issuance of common stock for automotive asset	—	250,000
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$32,726	$32,809
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended December 31, 2013 and 2012

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
Merger
On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors (which currently has two vacancies). In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.
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
We are presently authorized under our articles of incorporation, as amended to date, to issue 500,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Prior to January 13, 2014, 896,000 shares were designated Super Voting Preferred Stock. The rights of our Super Voting Preferred Stock were set forth in a Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock (the “Certificate of Designations”) which became effective on June 17, 2013. As of the Closing, we had 8,000,000 shares of common stock issued and outstanding and 896,000 shares of Super Voting Preferred Stock issued and outstanding.
Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock was convertible into 125 shares of our common stock. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive owned approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders owned 8,000,000 shares of our common stock.
On July 9, 2013, holders of a majority of the outstanding shares of our Super Voting Preferred Stock voted to amend the Certificate of Designations to provide that (1) each share of our Super Voting Preferred Stock will immediately and automatically convert into 125 shares of our common stock at such time that we file, at such time as determined by our board of directors, an amendment to our articles of incorporation (a) effecting a reverse stock split of our common stock or (b) effecting an increase in the authorized shares of our common stock, in each case so that we have a sufficient number of authorized and unissued shares of our common stock to permit the conversion of all outstanding shares of our Super Voting Preferred Stock into our common stock, and (2) the holders of a majority of the outstanding shares of our Super Voting Preferred Stock may elect to convert less than all but at least 50% of the outstanding shares of our Super Voting Preferred Stock, with the applicable percentage designated by such holders. On July 9, 2013, holders of a majority of the outstanding shares of our Super Voting Preferred Stock also voted to convert, upon the effectiveness of the aforementioned amendment to the Certificate of Designations, 696,000 shares of our Super Voting Preferred Stock into 87,000,000 shares of our common stock, representing approximately 77.68% of the outstanding shares of our Super Voting Preferred Stock. Such conversion became effective on July 18, 2013, upon the filing of the amendment to the Certificate of Designations. On January 13, 2014, pursuant to an amendment to our articles of incorporation increasing our authorized shares of common stock to 500,000,000, all of the outstanding shares of our Super Voting Preferred Stock automatically converted into shares of our common stock, and the Super Voting Preferred Stock ceased to be a designated series of preferred stock.
Upon completion of the Merger and assuming the conversion of all the remaining Super Voting preferred stock into shares of common stock, the former stockholders of Saleen Automotive owned approximately 93% of the outstanding shares of our common stock (including shares of Super Voting Preferred Stock convertible into shares of our common stock) and the holders of the outstanding shares of our common stock prior to the Merger owned the balance. As the owners and management of Saleen Automotive have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and our company deemed the legal acquirer.  Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  The amount of debt assumed upon the reverse merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations.

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
Consolidation policy
The consolidated financial statements for the nine month period ended December 31, 2013 include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc. a Florida corporation, Saleen Signature Cars, a California corporation and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.
Reclassification of Certain Prior Period Information
We have reclassified certain prior period amounts to conform to the current period presentation, including the reclassification of engineering salaries of $6,438 to research and development expenses and sales and marketing salaries of $40,769 to sales and marketing expenses from general and administrative operating expenses. The reclassification of these amounts had no impact on consolidated net income or cash flows.

Going Concern
The Company’s combined financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2013, the Company incurred a net loss of $5,117,754 and utilized $3,375,364 of cash in operations. The Company also has a stockholders' and working capital deficit of $8,066,266 and $7,192,703, respectively, as of December 31, 2013, and as of that date, the Company is delinquent in payments of $729,314 of payroll taxes and $1,402,889 of outstanding notes payable are in default. The current cash resources of the Company are insufficient to meet its planned business objectives and operational needs without additional financing. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company's independent registered public accounting firm issued a report on our March 31, 2013 financial statements that raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2013, the Company had cash on hand in the amount of $10,840. On October 8, 2013, the Company entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to the Company. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. The Company’s obligations under the note are secured by a second priority security interest in all of its assets, other than an S7 automobile in which W-Net has a first priority security interest. In addition, during the nine months ended December 31, 2013, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 3,786,666 shares of its restricted common stock at a per share price of $0.15 for aggregate proceeds of $544,000, net of issuance costs of $24,000. Additional Subscribers purchased restricted common shares of 1,316,667 and 686,666 in January and February 2014, respectively, at a per share price of $0.15 for aggregate proceeds of $197,500 and $103,000, respectively. However, additional funding will be needed to continue operations through March 31, 2014, which the Company currently anticipates raising through the consummation of additional Stock Subscriptions. In addition, management will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate the Company’s business beyond March 31, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.
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
The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2013	$—	$1,694,000	$—	$1,694,000
Derivative financial instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company used a Monte Carlo option pricing model to value the derivative instruments at inception, and on subsequent valuation dates is using a weighted average Black–Scholes Model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
Cash held in trust by related party
During the year ended March 31, 2013, the Company instituted a policy of having new investor funds held a trust account at Michaels Law Group, a law firm owned by a shareholder and board member. Funds held in trust are released as requested by the Company by agreement of a management committee. As of March 31, 2013, $175,000 of funds was held in trust by Michaels Law Group. As of December 31, 2013, all funds held in trust have been disbursed to the Company.
Allowance for Doubtful Accounts
The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. For the most part, the company generally requires advance payments for cars and credit card payments for parts. As a result, the Company had an allowance for doubtful accounts of $37,869 at December 31, 2013 and none at March 31, 2013.
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

	December 31, 2013	March 31, 2013
Parts and work in process	$197,752	$288,224
S7 Supercar held for sale	250,000	250,000
Total inventories	$447,752	$538,224
Long-lived Assets
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
The Company had no such asset impairments at December 31, 2013 or March 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.
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
Contract Revenue and Cost Recognition on Design Services
During the year ended March 31, 2013, the Company completed a contract with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because management considers costs to be the best available measure of progress on its contracts. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of December , 2013, and March 31, 2013, there were no contracts in progress.
Warranty Policy
The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). The Company has not experienced significant claims under its warranty policy, and management determined no accrual for warranty reserve was necessary at December 31, 2013 or March 31, 2013.
Business Segments
The Company currently has one operating business segment that is converting automobiles into high performance vehicles.
Research and Development Costs
Research and development costs consist of expenditures for the research and development of new products and technology. Research and development costs were $489,723 and $29,815 during the nine months ended December 31, 2013 and 2012, respectively, and were expensed as incurred.

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
Stock Compensation
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
At December 31, 2013 and March 31, 2013, the Company had no common stock options or warrants outstanding.
Earnings (Loss) per Share
The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items.
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

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-10 years
Tooling	10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Recently Issued Accounting Standards
Recent accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.
NOTE 2 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Tooling	$453,969	$384,293
Equipment	262,692	121,186
Leasehold improvements	203,311	129,402
Total, cost	919,972	634,881
Accumulated Depreciation and Amortization	(359,995)	(294,662)
Total Property, Plant and Equipment	$559,977	$340,219
Depreciation and amortization expense for the nine months ended December 31, 2013 and 2012 was $65,332 and $60,944, respectively.
NOTE 3 – NOTES PAYABLE - IN DEFAULT
Notes payable are comprised as follows:

	December 31, 2013	March 31, 2013
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in monthly installments of $5,833, including interest at a rate of 6% per annum payable monthly, through October 26, 2019, currently in default (1)	$527,216	$582,258
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	414,500	414,500
Subordinated secured note payable, interest at 10% per annum, payable December 16, 2010, currently in default (3)	65,972	105,312
Subordinated secured note payable, interest at 10% per annum payable March 31, 2009, in default as of March 31, 2013, paid in full	—	124,513
Subordinated secured note payable for legal services rendered, non interest bearing, payable on October 25, 2013, currently in default (4)	42,749	47,749
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default	320,000	320,000
Total notes payable	1,370,437	1,594,332
Less: current portion of notes payable	(1,370,437)	(1,044,074)
Notes payable, net of current portion	$—	$550,258

1)
On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and change in control as a result of the Merger. The case seeks immediate principal payment of $520,388 plus accrued and unpaid interest. The Company currently is involved in discussions with the bank to seek a mutually agreeable outcome of the claim; however, the outcome is uncertain at the present time.

2)
Bonds issued on December 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of December 31, 2013 and March 31, 2013, respectively, the bonds were in default due to non-payment.

3)
Note payable issued on December 16, 2010 due in full on December 16, 2011. The note accrues interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default on December 31, 2013 due to non-payment.

4)
Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by interest in certain intellectual property. The note was in default as of December 31, 2013 due to non-payment. The Company made a payment of $5,000 during the nine months ended December 31, 2013.

Total interest expense was $362,784 and $138,281 for the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and March 31, 2013, $350,630 and $318,836, respectively, of interest on notes payable remains unpaid.
NOTE 4 – NOTES PAYABLE TO RELATED PARTIES
Notes payable to related parties are as follows:

	December 31, 2013	March 31, 2013
Unsecured note payable to a shareholder, non interest bearing, due on April 1, 2014. (1)	$102,000	$100,500
Note payable to a shareholder, secured by S7 Supercar automobile, interest at 10% per annum payable quarterly, due and paid off on May 23, 2013.	—	200,000
Unsecured note payable to a shareholder, interest at 10% per annum payable at various maturity dates, currently in default. (2)	32,452	60,000
Note payable to a shareholder, secured by S7 Supercar automobile, interest at 8% per annum payable in full on October 7, 2014.	500,000	—
Unsecured $100,000 revolving primissory note to a shareholder, interest at 12% per annum payable in full on November 14, 2014. $50,000 available at December 31, 2013.	50,000	—
Total notes payable, related parties	$684,452	$360,500

(1)
As of March 31, 2013, the Company had a bond payable of $63,000 issued to a shareholder on December 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The bond accrues interest at 6% per annum and is secured by the real and personal property of Saleen Signature Cars. The Company also had a $37,500 note payable to the same shareholder payable on various dates ranging from September 2008 to August 2010. The bond and the note were in default as of March 31, 2013. On May 21, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling the note and bond and agreeing to pay $135,000 on or before April 1, 2014, which represents principal plus interest to be accrued through April 1, 2014. The Company also issued 264 shares of Super Voting Preferred Stock valued at $12,500 in conjunction with this Agreement and accounted for this issuance of shares as interest expense.

(2)
Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 with interest bearing at 10% per annum and due in full on February 10, 2009. The note was in default at March 31, 2013. On May 22, 2013, the Company entered into a Settlement Agreement and Mutual General Release by agreeing to pay $35,000, of which $5,000 is due by June 3, 2013, $10,000 due by July 31, 2013, $10,000 due by October 31, 2013, and $10,000 by December 31, 2013. The Company also issued 739 shares of Super Voting Preferred Stock in conjunction with this Agreement valued at $35,000, of which $22,803 was applied toward the principal balance of the note and $12,197 was accounted for interest expense. The note was in default as of December 31, 2013 due to non-payment.

NOTE 5- SENIOR SECURED CONVERTIBLE NOTES PAYABLE

	December 31, 2013	March 31, 2013
Senior secured convertible notes payable to private accredited investor group, convertible into 40,000,000 shares of common stock, interest accrued at 3% per annum, notes mature on June 25, 2017	$2,924,422	$—
Less: discount on notes payable	(1,448,524)	—
Notes payable, net of discount	$1,475,898	$—
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
Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share The Note conversion price is subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company's common stock, including conversions or exchanges of such. If the Company's shares are issued, except in specified exempt issuances, including the conversion of the Super Voting Preferred Stock, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance. During the nine months ended December 31, 2013, certain note holders converted $75,578 of principal and $3,216 of interest for 1,050,593 shares the common stock.
Each of the agreements governing the notes includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance on June 26, 2013, the initial fair value of the embedded beneficial conversion feature of the notes to be $1,660,656. These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes (see note 6). During the nine months ended December 31, 2013, the Company amortized $215,348 of the valuation discount, and the remaining unamortized valuation discount of $1,448,524 as of December 31, 2013, has been offset against the face amount of the notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining four year term of the senior secured convertible notes payable.
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
As of June 26, 2013, the date of issuance and December 31, 2013, the derivative liability was valued using a Monte Carlo option pricing model with the following assumptions:

	December 31, 2013	June 26, 2013 Date of Issuance
Conversion feature:
Risk-free interest rate	1.75%	1.04%
Expected volatility	75.0%	73.3%
Expected life (in years)	3.48 years	4 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$1,694,000	$1,660,656
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

NOTE 7 – RELATED PARTY TRANSACTIONS
During the nine month ended December 31, 2013 and 2012, we incurred $131,787 and $180,000, respectively, in officers’ salary expense due our Director, Chairman and CEO, Mr. Steve Saleen that is unpaid. As of December 31, 2013 and March 31, 2013, the balances of $452,287 and $300,000, respectively, were payable to Mr. Saleen for his unpaid officers’ salary. Effective March 31, 2013, Mr. Saleen agreed to defer the $300,000 of unpaid salary for payment until April 1, 2014. During the nine months ended December 31, 2013, Mr. Saleen loaned the Company $20,500 payable on demand.
During the nine month periods ended December 31, 2013 and 2012, we incurred $203,771 and $230,860, respectively, in accounting advisory and CFO services with Miranda & Associates, a firm owned by our former Chief Financial Officer, Mr. Robert Miranda. As of December 31, 2013 and March 31, 2013, the balances of $174,093 and $167,222, respectively, were payable to Miranda & Associates for these services. Effective March 31, 2013, Miranda & Associates and Mr. Miranda agreed to defer the $167,222 of unpaid fees for payment until April 1, 2014. During the nine month ended December 31, 2013, the Company and Miranda & Associates amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.
During the nine months ended December 31, 2013 and 2012, we incurred $325,488 and $314,255, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by our Director and General Counsel, Mr. Jonathan Michaels. As of December 31, 2013 and March 31, 2013 the balances of $251,505 and $242,045, respectively, were payable to Michaels Law Group for these services. Effective March 31, 2013, Michaels Law Group and Mr. Michaels agreed to defer the $242,045 of unpaid fees for payment until April 1, 2014. During the nine months ended December 31, 2013, the Company and Michaels Law Group amended their payment deferral agreement and the Company commenced partial payment of the unpaid fees.
During the nine months ended December 31, 2013, we issued the equivalent of 5,277 shares of our Super Voting Preferred stock, to Robert J. Miranda and Jonathan Michaels (2,638.5 shares each). These shares were valued at $47.38 per share for a total value of $250,000. These shares were issued in consideration of Messrs. Miranda and Michaels service on the Company’s board of directors for the period April 1, 2013 through March 31, 2014. During the nine months ended December 31, 2013, we recorded $250,000 of these director’s fees as director’s fee expense.
Included in general and administrative costs are related party costs of $168,607 and $187,144 for the three months ended December 31, 2013 and 2012, and $529,259 and $545,115 for the nine months ended December 31, 2013 and 2012, respectively.
The amounts of accounts payable to related parties as of December 31, 2013 and March 31, 2013 are as follows:

Related Party	December 31, 2013	March 31, 2013
Steve Saleen	$452,287	$300,000
Miranda & Associates	174,093	167,222
Michaels Law Group	251,505	242,045
Totals	$877,885	$709,267
During the nine months ended December 31, 2012, we incurred $120,000 in consulting fees with a shareholder for marketing, business development, engineering, business management, and financial advisory services.
NOTE 8 – INCOME TAXES
As of December 31, 2013, we had net operating loss carry forwards for income tax reporting purposes of approximately $13,400,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. The utilization of the losses is also limited by the fact that the combined companies prior to the reverse merger file on a separate basis and losses on one cannot offset profits on the other. Therefore, the amount available to offset future taxable income may be limited.
No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes based on the Company's past operations that there is no evidence or assurance that the carry forwards will be utilized. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

	December 31, 2013	March 31, 2013
Deferred income tax asset:
Net operating loss carry forward	$4,773,000	$3,316,000
Valuation allowance	(4,773,000)	(3,316,000)
Net deferred income tax asset	$—	$—
Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31, 2013	March 31, 2013
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
State tax net of federal tax benefit	(5.80)%	(5.80)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%
The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2013 and March 31, 2013, respectively.
Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2013 and March 31, 2013.
NOTE 9 – SHAREHOLDERS’ EQUITY
As of December 31, 2013, the Company was authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value), of which 896,000 shares were designated Super Voting Preferred Stock. In January 2014, the Company increased the number of common stock authorized to 500,000,000 which resulted in the automatic conversion of all outstanding shares of Super Voting Preferred Stock into common stock. After such conversion, the Super Voting Preferred Stock ceased to be designated series of preferred stock.
The rights of our Super Voting Preferred Stock were set forth in a Certificate of Designations which became effective on June 17, 2013. Pursuant to the provisions of the Certificate of Designations, each share of our Super Voting Preferred Stock was convertible into 125 shares of our common stock. The holders of shares of our Super Voting Preferred Stock were entitled to vote together with the holders of our common stock, as a single class, upon all matters submitted to holders of our common stock for a vote.  Each share of Super Voting Preferred Stock was entitled to a number of votes equal to the number of shares of common stock into which it is convertible at the record date.  In the event of any liquidation, dissolution or winding up of our company, the assets available for distribution to our stockholders would be distributed among the holders of our Super Voting Preferred Stock and the holders of our common stock, pro rata, on an as-converted-to-common-stock basis.  The holders of our Super Voting Preferred Stock were entitled to dividends in the event that we pay cash or other dividends in property to holders of outstanding shares of our common stock, which dividends would be made pro rata, on an as-converted-to-common-stock basis.
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
During the nine month period ended December 31, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $47.38 per share for a total valuation of $576,981 based on management’s estimate of value of the shares issued.
On July 9, 2013, the holders of a majority of the outstanding shares of our Super Voting Preferred Stock, pursuant to a written consent, elected to convert, upon the effectiveness of the amendment to the Certificate of Designations, 696,000 outstanding shares of the Company’s Super Voting Preferred Stock (approximately 77.68%) into 87,000,000 shares of the Company’s common stock. On July 18, 2013, the Company filed an Amendment to Certificate of Designation After Issuance of Class or Series (the “Amendment”) amending the conversion rights of its Super Voting Preferred Stock. As a result of the Amendment, the Company’s board of directors will determine whether (if at all) the Company will effectuate any reverse stock split (or any increase in its authorized shares of common stock), and the appropriate time (if ever) for any such reverse stock split (or increase in its authorized shares of common stock). The remaining shares of Super Voting Preferred Stock were automatically converted into common stock on January 13, 2014.
During the nine months ended December 31, 2013, the Company entered into Subscription Agreements with certain accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 3,786,666 shares of its common stock at a per share price of $0.15 for aggregate proceeds of $544,000, net of issuance costs of $24,000.
As of December 31, 2013, the Company had 99,837,259 shares of common stock issued and outstanding and 200,000 shares of Super Voting Preferred Stock issued and outstanding. The Company had no warrants or options outstanding at December 31, 2013 or March 31, 2013, respectively. In conjunction with the amendment to the Company's articles of incorporation to increase the authorized shares of common stock to 500,000,000, all of the outstanding shares of Super Voting Preferred Stock automatically converted into 25,000,000 shares of common stock, and the Super Voting Preferred Stock ceased to be a designated series of preferred stock.
Omnibus Incentive Plan
In December 2013, the Company's board of directors approved the 2013 Omnibus Incentive Plan (the “Plan”), which is administered by the Company’s board of directors (“Board”) or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). A total of 28,905,763 shares of common stock have been authorized for issuance and reserved under the Plan. As of December 31, 2013, no options have been issued or granted under the Plan. The Plan was approved by the Company's stockholders on January 13, 2014.
In connection with the appointment of two new board members in October and December 2013 and upon the approval of the Plan by the Company’s stockholders on January 13, 2014, the Company is obligated to each of these new board members to grant options to purchase 250,000 shares of the Company’s common stock at an exercise price equal to the fair market value as of the date of grant, with subsequent grants to each of these new board members of options to purchase 125,000 shares of the Company’s common stock at a price equal to the then fair market value for each subsequent year that the board members serves as a director.

12/31/2013
Common Stock Outstanding	99,837,259

NOTE 10 – COMMITMENTS AND CONTINGINCIES
Facilities Leases
The Company rents two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. Rent expense during the nine months ended December 31, 2013 and 2012 was $508,802 and $348,199, respectively. The current lease amendment provides for an annual escalation of 3% in the rent each February. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2013.
The future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2013 are as follows:

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
The Company is currently a party to the several legal proceedings related to claims for payment that are currently accrued for in the financial statements as accounts or notes payable. Other legal proceedings that are pending as of December 31, 2013 are described as follows:
Saleen Signature Cars is a defendant in a case filed on November 28, 2011 in U.S. District Court in Massachusetts that alleges breach of contract related to a vehicle dispute. The case seeks $75,000 of damages, plus legal fees and costs of litigation. Saleen Signature Cars has entered into a settlement with the Plaintiffs in this matter, the terms of which are to be fulfilled on or before May 15, 2014. In the interim, the matter has been stayed.
Saleen Signature Cars is a defendant in a case filed on April 13, 2012, in California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. The Company believes that the amount sought by the Plaintiff is excessive and without merit. The outcome is uncertain at the present time.
Saleen Signature Cars is a defendant in a case filed on February 6, 2014 in California Superior Court, Riverside County related to the Company's Senior Secured note payable to a bank (Note 3). The Complaint alleges, among others, breach of promissory note due to non timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and change in control as a result of the Merger. The case seeks immediate principal payment of

$520,388 plus accrued and unpaid interest. The Company believes that the claim sought by the bank is not accurate and is without merit; The outcome is uncertain at the present time.
NOTE 11 – SUBSEQUENT EVENTS
In January and February 2014, the Company entered into Subscription Agreements with certain accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 2,003,333 shares of its common stock at a price of $0.15 per share, for aggregate proceeds of $300,500.
As discussed in Note 1, on January 13, 2014, the Company's stockholders approved and the Company amended it articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000 shares. In addition and as discussed in Note 9, the Company's stockholders also approved the 2013 Omnibus Incentive Plan which provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants..
In conjunction with the amendment to the Company's articles of incorporation to increase the authorized shares of common stock to 500,000,000, all of the outstanding shares of Super Voting Preferred Stock automatically converted into 25,000,000 shares of common stock, and the Super Voting Preferred Stock ceased to be a designated series of preferred stock.
On February 6, 2014, Saleen Signature Cars received a Complaint from a bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and change in control as a result of the Merger. The case seeks immediate principal payment of $520,388 plus accrued and unpaid interest. The Company currently is involved in discussions with the bank to seek a mutually agreeable outcome of the claim; however, the outcome is uncertain at the present time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the nine months ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.
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
Merger
On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with, Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors (which currently has two vacancies). In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.
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
Three months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
Our revenue, operating expenses, and net loss from operations for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 were as follows – some balances on the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended,			Percentage Change Inc (Dec)
	December 31, 2013	December 31, 2012	Change
Revenue
Vehicles and parts	$1,076,153	$607,490	$468,663	77.1%
Design Services	—	1,245,985	(1,245,985)	(100.0)%
Total revenue	1,076,153	1,853,475	(777,322)	(41.9)%
Costs of goods sold
Vehicles and parts	773,467	532,932	240,535	45.1%
Design Services	—	859,541	(859,541)	(100.0)%
Total Costs of Goods Sold	773,467	1,392,473	619,006	44.5%
Gross Margin	302,686	461,002	(158,316)	(34.3)%
Operating Expenses
Research and development	204,026	3,269	200,757	6,141.2%
Sales and marketing	320,077	74,224	245,853	331.2%
General and administrative	1,029,054	646,694	382,360	59.1%
Depreciation and amortization	18,588	20,391	(1,803)	(8.8)%
Total operating expenses	1,571,745	744,578	827,167	111.1%
Loss from operations	(1,269,059)	(283,576)	(985,483)	347.5%
Other income (expenses)
Interest expense	(186,004)	(37,595)	(148,409)	394.8%
Gain on extinguishment of derivative liability	40,548	—	40,548	—
Change in fair value of derivative liability	(125,026)	—	(125,026)	—
Net Loss	$(1,539,541)	$(321,171)	$(1,218,370)	379.4%
Revenues: Total revenues for the three months ended December 31, 2013 were $1,076,153, a decrease of $777,322 or 41.9% from $1,853,475 for the three months ended December 31, 2012. Revenue from the sale of automotive vehicles and parts increased $468,663 or 77.1% to $1,076,153 for the three months ended December 31, 2013 from $607,490 for the three months ended December 31, 2012. The increase reflects sales efforts achieved by our expanded sales force whereby we sold a higher number of vehicles during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Growth was achieved primarily through expansion with existing dealers as well as the addition of new dealer networks. Traditionally, from November through mid-January, auto industry production slows due to the holidays and the subsequent temporary shut down of plants and shipping for several weeks causing delivery of cars to be interrupted which has an effect on our sales. During the three months ended December 31, 2012, revenues of $1,245,985 were realized from a contract completed on December 31, 2012 with a major Hollywood movie producer to design and build replica supercar racing automobiles for a movie. We did not have any design contracts during the three months ended December 31, 2013.

Cost of Goods Sold: Total costs of goods sold for the three months ended December 31, 2013 were $773,467, a decrease of $619,006 or 44.5%, from $1,392,473 of costs of goods sold for the three months ended December 31, 2012. The decrease is primarily attributable to cost of $859,541 incurred related to a design contract completed during the three months ended December 31, 2012. We did not have any design contracts during the three months ended December 31, 2013. This decrease was somewhat offset by $240,535 of additional costs attributable to increased vehicle and parts sales during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.
Gross Margin: Gross Margin from the sale of vehicles and parts increased $228,128 to $302,686 or 306.0% for a gross margin of 28% for the three months ended December 31, 2013 from a gross margin of $74,558 or 12% for the three months ended December 31, 2012. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the three months ended December 31, 2013. Gross Margin from design services contributed $386,444 for the three months ended December 31, 2012.
Research and Development Expenses: Research and development expenses increased by $200,757 or 6,141.2% during the three months ended December 31, 2013 from $3,269 for the three months ended December 31, 2012. The increase is due to our expanded engineering team and development of our existing and new high performance vehicles including the recent introduction of our 30th year anniversary cars.
Sales and Marketing Expense: Sales and marketing expenses relate to costs incurred to promote our existing and new products, such as through car shows and other media outlets, along with sales expenses such as commissions and incentives. Sales and marketing expense increased by $245,853 or 331.2% to $320,077 for the three months ended December 31, 2013 from $74,224 for the three months ended December 31, 2012. The increase was primarily attributable to our expanded sales and marketing team and efforts to promote our existing and new products including our attending of varies car shows and launch of our 30th year anniversary cars.
General and Administrative Expense: General and administrative expenses include expenses for sales, marketing, engineering and administrative salaries and benefits, occupancy costs, professional fees, and other general and administrative costs. General and administrative expenses increased by $382,360 or 59.1% to $1,029,054 for the three months ended December 31, 2013 from $646,694 for the three months ended December 31, 2012. The increase was primarily comprised of $138,163 of higher salaries and benefits expense resulting from our expansion of personnel to support the increased sales volume; $48,123 increase in occupancy costs from our expansion of our campus to support our growth and new engineering and design facilities used to expand development; $115,000 settlement of a previous claim; and $81,074 increase in other general and administrative expenses incurred to support the additional sales and marketing efforts.
Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $1,803 or 8.8% to $18,588 for the three months ended December 31, 2013 from $20,391 for the three months ended December 31, 2012.
Interest Expense: Interest expense increased by $148,409 or 394.8% to $186,003 for the three months ended December 31, 2013 from $37,595 for the three months ended December 31, 2012. The increase is primarily attributable to $103,791 of non-cash interest expense and $42,941 of accrued interest during the three months ended December 31, 2013 attributable to the amortization of the convertible debt discount and 3% interest on our $3,000,000 of senior secured convertible notes issued on June 27, 2013. The interest incurred on the convertible debt is convertible into common shares upon the holders request to convert.
Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our $3,000,000 convertible notes issued on June 27, 2013 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument.  The conversion feature of the notes has been characterized as a derivative liability that is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended December 31, 2013, we recorded a $125,026 loss due to the change in the derivative liability from issuance date to December 31, 2013. We did not have a comparable gain during the three months ended December 31, 2012.
Gain on Extinguishment of Derivative Liability: Gain on extinguishment of derivative liability of $40,548 resulted from certain note holders request to convert their convertible debt to stock in accordance with the convertible note. We did not have a comparable gain during the three months ended December 31, 2012.
Net Loss: Net loss increased by $1,218,370, or 379.4%, to a net loss of $1,539,541 for the three months ended December 31, 2013 from a net loss of $321,171 for the three months ended December 31, 2012. This net loss reflects the increased operating expenses offset somewhat by higher gross margin discussed above.
Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012
Our revenue, operating expenses, and net loss from operations for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 were as follows – some balances on the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended,			Percentage Change Inc (Dec)
	December 31, 2013	December 31, 2012	Change
Revenue
Vehicles and parts	$3,570,722	$1,277,476	$2,293,246	179.5%
Design services	—	1,245,985	(1,245,985)	(100.0)%
Total revenue	3,570,722	2,523,461	1,824,583	72.3%
Costs of goods sold
Vehicles and parts	2,852,665	1,056,141	1,796,524	170.1%
Design services	—	859,451	(859,451)	(100.0)%
Total Costs of Goods Sold	2,852,665	1,915,592	937,073	48.9%
Gross Margin	718,057	607,869	110,188	18.1%
Operating expenses
Research and development	489,723	29,815	459,908	1,542.5%
Sales and marketing	942,238	115,710	826,528	714.3%
General and administrative	3,576,843	1,984,012	1,592,831	80.3%
Depreciation and amortization	65,332	60,944	4,388	7.2%
Total operating expenses	5,074,136	2,190,481	2,883,655	131.6%
Loss from operations	(4,356,079)	(1,582,612)	(2,773,467)	175.2%
Other income (expenses)
Interest expense	(362,784)	(138,281)	(224,503)	162.4%
Expenses of reverse merger transaction	(365,547)	—	(365,547)	—
Gain on extinguishment of derivative liability	40,548	—	40,548	—
Change in fair value of derivative liability	-73,892	—	-73,892	—
Net Loss	$(5,117,754)	$(1,720,893)	$(3,396,861)	197.4%
Revenues: Total revenues for the nine months ended December 31, 2013 were $3,570,722, an increase of $1,824,583 or 72.3% from $2,523,461 for the nine months ended December 31, 2012. Revenue from the sale of automotive vehicles and parts increased $2,293,246 or 179.5% to $3,570,722 for the nine months ended December 31, 2013 from $1,277,476 for the nine months ended December 31, 2012. The increase reflects sales efforts achieved by our expanded sales force whereby we sold a higher number of vehicles during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012. Growth was achieved primarily through expansion with existing dealers as well as the addition of new dealer networks. Traditionally, from November through mid-January, auto industry production slows due to the holidays and the subsequent temporary shut down of plants and shipping for several weeks causing delivery of cars to be interupted which has an effect on our sales. During the nine months ended December 31, 2013, revenues of $1,245,985 were realized from a contract completed on December 31, 2012 with a major Hollywood movie producer to design and build replica supercar racing automobiles for a movie. We did not have any design contracts during the nine months ended December 31, 2013.
Cost of Goods Sold: Total costs of goods sold for the nine months ended December 31, 2013 were $2,852,665, an increase of $937,073 or 48.9%, from $1,915,592 of costs of goods sold for the nine months ended December 31, 2012. The increase was primarily attributable to $1,796,524 of higher costs attributable to increased vehicle and parts sales during the nine months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was partly offset by the decrease in costs of design services of $859,541 incurred related to a design contract during the nine months ended December 31, 2012. We did not have any design contracts during the nine months ended December 31, 2013.
Gross Margin: Gross Margin from the sale of vehicles and parts increased $496,722 to $718,057 or 224.4% for a gross margin of 20% for the nine months ended December 31, 2013 from a gross margin of $221,335 or 17% for the nine months ended December 31, 2012. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the nine months ended December 31, 2013. Gross Margin from design services contributed $386,444 for the nine months ended December 31, 2012.
Research and Development Expenses: Research and development expenses increased by $459,908 or 1,542.5% to $489,723 during the nine months ended December 31, 2013 from $29,815 for the nine months ended December 31, 2012. The increase is due to our expanded engineering team and development of our existing and new high performance vehicles including the recent introduction of our George Follmer edition and 30th year anniversary cars.
Sales and Marketing Expense: Sales and marketing expenses relate to costs incurred to promote our existing and new products, such as through car shows and other media outlets, along with sales expenses such as commissions and incentives. Sales and marketing expenses increased by $826,528 or 714.3% to $942,238 for the nine months ended December 31, 2013 from $115,710 for the nine months ended December 31, 2012. The increase was primarily related to our sales and marketing team and marketing efforts to promote our existing and new products including our attending of various car shows, launch of new products such as our George Follmer and 30th year anniversary cars, and the general promotion of our Company.
General and Administrative Expense: General and administrative expenses include expenses for sales, marketing, engineering and administrative salaries and benefits, occupancy costs, professional fees, stock compensation, and other general and administrative costs. General and administrative expenses increased by $1,592,831 or 74.7% to $3,576,843 for the nine months ended December 31, 2013 from $1,984,012 for the nine months ended December 31, 2012. The increase is primarily comprised of $223,674 of higher salaries and benefits expense resulting from our expansion of personnel to support the increased sales volume; $180,562 increase in occupancy costs from our expansion of our campus to support our growth and new engineering and design facilities used to expand development; $504,481 in non-cash stock compensation primarily related to stock granted in exchange for board services; $208,000 from settlements of previous claim; and a $476,114 increase in other general and administrative and professional fee expenses incurred to support the growth of our Company.
Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $4,389 or 7.2% to $65,333 for the nine months ended December 31, 2013 from $60,944 for the nine months ended December 31, 2012.
Interest Expense: Interest expense increased by $224,503 or 162.4% to $362,784 for the nine months ended December 31, 2013 from $138,281 for the nine months ended December 31, 2012. The increase is primarily attributable to $215,348 of non-cash interest expense during the nine months ended December 31, 2013 attributable to the amortization of the convertible debt discount on our $3,000,000 of senior secured convertible notes issued on June 27, 2013.
Expenses of Reverse Merger Transaction: During the nine months ended December 31, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing shareholders prior to the Merger. We did not have a comparable expense of this type during the nine months ended December 31, 2012.
Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our $3,000,000 convertible notes issued on June 27, 2013 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument.  The conversion feature of the notes has been characterized as a derivative liability that is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the nine months ended December 31, 2013, we recorded a $73,892 loss due to the change in the derivative liability from issuance date to December 31, 2013. We did not have a comparable gain during the three months ended December 31, 2012.
Gain on Extinguishment of Derivative Liability: Gain on extinguishment of derivative liability of $40,548 resulted from certain note holders request to convert their convertible debt to stock in accordance with the convertible note. We did not have a comparable gain during the three months ended December 31, 2012.
Net Loss: Net loss increased by $3,396,861, or 197.4%, to a net loss of $5,117,754 for the nine months ended December 31, 2013 from a net loss of $1,720,893 for the nine months ended December 31, 2012. This net loss reflects the increased operating expenses offset somewhat by higher gross margin discussed above.
Liquidity and Capital Resources
On May 23, 2013, we entered into the Merger Agreement with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, SMS and Steve Saleen. The closing of the transactions contemplated by the Merger Agreement occurred on June 26, 2013.
The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the operations of our wholly-owned subsidiaries, Saleen Automotive and Saleen Signature Cars (Formerly SMS), for the periods presented. The accompanying consolidated financial statements are prepared as if we will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.
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

On October 8, 2013, we entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to us. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. Our obligations under the note are secured by a second priority security interest in all of our assets, other than an S7 automobile in which W-Net has a first priority security interest. During the nine months ended December 31, 2013, and subsequently in January and February 2014, we entered into Subscription Agreements with accredited investors pursuant to which the investors purchased from us an aggregate of 6,453,333 shares of our common stock at a per share price of $0.15 for aggregate proceeds of $968,000. Management expects that the current funds on hand, together with current operations plus additional proceeds received from additional sales of stock subsequent to December 31, 2013 will be sufficient to continue operations through March 31, 2013 without additional funding. However, management will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate the Company’s business beyond March 31, 2014.
As presented in the consolidated financial statements, we incurred a net loss of $5,117,754 during the nine months ended December 31, 2013, and losses are expected to continue in the near term. The accumulated deficit since inception was $13,861,286 at December 31, 2013. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Management anticipates that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved and funds will be needed in order to achieve these objectives.
Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred an accumulative loss of $13,861,286 from inception through December 31, 2013. In addition, we had a stockholders deficit of $8,066,266 as of December 31, 2013, and as of that date, we were delinquent in payment of $729,314 of payroll taxes, $1,402,889 of outstanding notes payable is in default, and had a negative working capital of $7,192,703. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2013, we had cash on hand in the amount of $10,840. In January and February 2014, we issued 2,003,333 shares of restricted common stock to certain accredited individuals ("Stock Subscriptions") at an offering price of $0.15 per share for total proceeds of $300,500. We will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate the business beyond March 31, 2014. No assurance can be given that any additional financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.
Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2013 as compared to March 31, 2013, were as follows:

	December 31,	March 31,
	2013	2013
Cash	$10,840	$4,434
Total current assets	559,036	746,493
Total assets	1,161,372	1,124,070
Total current liabilities	7,751,739	4,722,099
Total liabilities	9,227,637	5,272,357
At December 31, 2013, we had a working capital deficit of $7,192,703 compared to a working capital deficit of $3,975,606 at March 31, 2013. Current liabilities increased to $7,751,739 at December 31, 2013 from $4,722,099 at March 31, 2013 primarily as a result of accounts payable, accrued payroll taxes, accrued interest, derivative liability, and increase in current portion of notes payable primarily related to additional borrowings.
Net cash used by operating activities for the nine months ended December 31, 2013 totaled $3,375,364 after the cash used in the net loss of $5,117,754 was decreased by $843,505 in non-cash charges offset by $898,885 in net changes to the working capital accounts. This compares to cash used by operating activities for the nine months ended December 31, 2012 of $1,050,159 after the net loss for the period of $1,720,898 was decreased by $383,444 in non-cash charges and by $287,290 in changes to the working capital accounts.

Net cash used in investing activities was $285,090 for nine months ended December 31, 2013. This compares to $237 of cash used in investing activities for the nine months ended December 31, 2012. This increase is primarily related to purchasing of tooling and other research and development activities.
Net cash provided by financing activities for the nine months ended December 31, 2013 was $3,666,860. Of this amount, $3,000,000 came from the issuance of our senior secured convertible notes; $550,000 came from the issuance of note payable to a shareholder; and $544,000 came from the issuance of 3,836,665 shares of common stock. Cash of $223,895 was used to pay principal on long term notes and cash of $203,243 was used to pay principal on notes payable to related parties. This compares to $1,046,512 in cash provided by financing activities during the nine months ended December 31, 2012, of which $864,573 came from the sale of common stock; $250,000 came from notes payable to a related party; $25,000 was used to pay principal on note payable to a related party; and $43,061 was used to pay principal on notes payable.
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
Each Note is convertible at any time into common stock at a specified conversion price, which is currently $0.075 per share The Note conversion price is subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such. If our shares are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.
Defaults on Notes Payable
As of December 31, 2013, we were in default on $984,465 and $385,972 of secured and unsecured notes payable, respectively. While we are in discussions with the note holders to arrange extended payment terms, the initiation of collection actions by these note holders may severely affect our ability to execute on our business plan. In addition, Saleen Signature Cars received a Complaint from our Senior Secured note payable to a bank, which was filed on February 6, 2014 in California Superior Court, Riverside County. The Complaint alleges, among others, breach of promissory note due to non timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and change in control as a result of the Merger. The case seeks immediate principal payment of $520,388 plus accrued and unpaid interest. We are currently involved in discussions with the bank to seek a mutually agreeable outcome of the claim; however, the outcome is uncertain at the present time.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies
In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following represents a summary of our critical accounting policies.
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
Contract Revenue and Cost Recognition on Design Services
During the year ended March 31, 2013, we completed a contract a with a movie producer to develop and manufacture working replicas of high performance racing “supercars” that are to be featured in a new movie. We recognized revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because we consider costs to be the best available measure of progress on this contract. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. As of December 31, 2013, and March 31, 2013, there were no contracts in progress.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We recently became a public company and are in the process of conducting an internal assessment of our internal controls over financial reporting in accordance with the COSO standards. We have appointed an independent director to lead our Audit Committee in our efforts to implement effective disclosure controls and procedures.
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
Changes in Internal Control
During the quarter ended December 31, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From November 13, 2013 to December 9, 2013, we entered into Subscription Agreements with 15 accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 2,503,333 shares of our common stock at a per share price of $0.15 for aggregate net proceeds of $368,000 (the “Financing”).
In connection with the securities issued in the Financing, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above in connection with the Financing was registered under the Securities Act of 1933, as amended (the “Securities Act”). In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Secured Promissory Note entered into on October 8, 2013 by Saleen Automotive, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the securities and Exchange Commission on October 15, 2013.

10.2	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the securities and Exchange Commission on October 15, 2013.
10.3	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the securities and Exchange Commission on October 15, 2013.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.
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

SALEEN AUTOMOTIVE, INC.

Date: February 14, 2014	By:	/s/ Steve Saleen
Steve Saleen Chief Executive Officer