Form 10-K
period 2014-03-31
Saleen Automotive, INC.
filed 2014-06-30
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Saleen Automotive, Inc.

(Exact Name of Registrant as Specified in Charter)

Nevada	333-176388	45-2808694
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

2735 Wardlow Road Corona, California		92882
(Address of Principal Executive Offices)		(Zip Code)

(714) 400-2121

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	(Do not check if smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,239,251.

As of June 26, 2014, there were 142,735,701 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

 FORM 10-K

For The Fiscal Year Ended March 31, 2014

Note About Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Part I, Item 1.A. “Risk Factors” in this Annual Report, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We design, develop, manufacture and sell high performance vehicles built from the base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers. We are a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet and Dodge)) of OEM American Sports Cars and the production of high performance USA-engineered racing cars. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Our Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets. In January 2014, we announced that we will produce for the first time, a Saleen Tesla Model S sports car. The Saleen Tesla design will be our first effort in enhancing an existing electric vehicle.

Our customers worldwide include muscle and high performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet and Dodge platform vehicles for our muscle and performance vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our current retail outlets for our products are authorized Ford, Chevrolet and Dodge dealers and we also retail our products with exotic car dealers.

We plan to be a global high performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In March 2014, we entered into an agreement to distribute and market the full collection of Saleen automobiles in China. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, develop our own motorsport program and introduce our American supercar.

History of the Company

Saleen Automotive, Inc. (formerly W270, Inc., “we,” “us,” “our” and “our company”) was incorporated under the laws of the State of Nevada on June 24, 2011. We issued 5,000,000 shares of our common stock to Mr. Wesley Fry (“Fry”) at inception in exchange for organizational costs/services incurred upon our incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Fry, in exchange for a business plan along with a client/customer list related to his information technology consulting services.

On June 21, 2012, we issued 2,000,000 shares of our common stock for a total of $20,000.

On November 30, 2012, Fry and W-Net Fund I, L.P. ( “W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry sold to W-Net, and W-Net purchased from Fry, an aggregate of 6,000,000 shares of our common stock (the “Shares”), which Shares represented 75.0% of the issued and outstanding shares of our common stock, (2) Fry released the Company from any and all existing claims, (3) Fry settled various liabilities of the Company and (4) Fry indemnified W-Net and our company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Fry. The closing occurred on November 30, 2012. W-Net paid for the Shares with personal funds. Simultaneous with the closing, W-Net sold to Verdad Telecom, Inc. one half of the Shares. There are no arrangements or understandings by and among members of both the former and new control groups and their associates with respect to election of directors or other matters of our company.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc., a Florida corporation (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors at that time became members of our five-member board of directors. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars (“SSC”).

On May 23, 2013, we also entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, license to us the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to us all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, we amended the Assignment and License Agreement to terminate the obligation to assign to us all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. and Saleen agreed to dissolve those entities within 30 days after the Closing. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to us, and commenced the process of dissolving each of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code. In exchange for entering into the Assignment and License Agreement, as amended, we issued to Saleen, as of the effective date of the Merger, 341,943 shares of our Super Voting Preferred Stock.

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

Upon completion of the Merger and assuming the conversion of Super Voting preferred stock into shares of common stock, the former stockholders of Saleen Automotive owned approximately 93% of the outstanding shares of our common stock (including shares of Super Voting Preferred Stock convertible into shares of our common stock) and the holders of the outstanding shares of our common stock prior to the Merger owned the balance. As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and our company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Going Concern

During the year ended March 31, 2014, we incurred a net loss of $11,121,982 and utilized $4,316,576 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,296,629 and $3,050,286, respectively as of March 31, 2014, and as of that date, we owed $630,874 in past unpaid payroll taxes and $967,747 of outstanding notes payable were in default. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2014 and May 31, 2014, we had cash on hand in the amount of $1,499,889 and $30,992, respectively. During the year ended March, 31, 2014, we raised $5,250,000 through the issuance of unsecured convertible notes, including converting a $500,000 Secured Promissory Note with W-Net originally issued on October 7, 2013 into a long-term unsecured convertible note. In addition, during the year ended March 31, 2014, we entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 8,793,337 restricted common shares at a per share price of $0.15 for aggregate proceeds of $1,312,500, net of issuance costs of $24,000. Additional Subscribers purchased 816,667 and 416,667 restricted common shares in April and May 2014, respectively, at a per share price of $0.15 for aggregate proceeds of $122,500 and $62,500, respectively, and in April 2014 we received $250,000 from additional issuances of 7% unsecured convertible notes. However, additional funding will be needed to continue operations through September 30, 2014. In addition, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.

Business of Saleen Automotive

Immediately prior to the Closing, we were a public “shell” company with nominal assets. As a result of the Merger, we are solely engaged in the Saleen Entities’ business. With respect to this discussion, the terms “we,” “us,” “our” and “our company” refer to Saleen Automotive, Inc., a Nevada corporation and its wholly-owned subsidiaries Saleen Automotive and Saleen Signature Cars.

History and Background

The Saleen brand, started by former racing driver Steve Saleen, began in 1983. Saleen used his business degree from USC, coupled with experience in his father’s manufacturing business, to build the Saleen brand. Saleen began auto crossing, then rapidly moved into SCCA pro series (Formula Atlantic, Trans-Am Championship, Sport Truck racing) and then into Indy car racing.

On July 1, 2008, following his affiliation with several predecessor automotive companies bearing the “Saleen” brand, Saleen established SMS Signature Cars. SMS commenced operations in Corona, California, producing high performance automobiles and selling automotive aftermarket parts. SMS expanded the historical offering of mass customized Mustangs into a broader line of vehicles including Chevrolet Camaros and Dodge Challengers. SMS also was contracted to produce specialty vehicles for the movie “Bullet” and recently completed a contract to produce replica supercars for the movie “Need for Speed” a movie that was released by DreamWorks in March 2014. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.

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

On April 2, 2012, Saleen announced that after several years of litigation with the former Saleen, Inc., he had successfully regained control of the Saleen brand and products that he had created. Pursuant to the Assignment and License Agreement, as amended, we own certain intellectual property that relates to the “Saleen” brand name and related rights as listed in the Assignment and License Agreement, as amended, including various design patents for superchargers and trademarks related to the “Saleen” brand, and we license from Saleen the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand.

Our Vehicles, Products and Services

We currently provide or intend to provide the following products and services:

High Performance Cars: We are an OEM of customized American sports cars, building them into Saleen-branded performance cars through a transformational process in which every part we incorporate into the vehicle is designed, engineered, tooled, tested, manufactured and certified by us or under our control for the entire vehicle. We are currently converting Ford Mustangs, Chevrolet Camaros and Dodge Challengers. The current product line of high performance vehicles includes the Saleen 570 and 570X Challenger, the Saleen 302 and 302SC and S351 Mustang and the Saleen 620 and 620X Camaro. We also produce a line of Heritage Collection Cars which are modern Saleen High Performance vehicles designed as replicas of past iconic race cars from the SCAA Trans-Am Racing lineage. In addition, we are currently designing an update to our Saleen Mustang product line in response to the 2015 Ford Mustang new model planned to be released in late 2014.

Performance Parts: We manufacture and distribute specialty automotive aftermarket parts and accessories to our base of over 25,000 loyal Saleen automotive enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

American Supercars: We are currently designing an American supercar that will be manufactured and sold through our Supercars division and our retail stores. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine. There are supercar models built by foreign manufacturers including Lamborghini and Ferrari.

Retail Distribution Outlets: While we presently do not have any retail stores in operation, we are actively sourcing store locations and intend to open a network of retail branded stores that will become a primary sales channel for our high performance vehicles, supercars and aftermarket parts and accessories. The concept of this store is based on a location inside a major retail mall whereby customers can see floor models of our vehicles and purchase parts and accessories. Customers interested in purchasing a vehicle may arrange to test drive vehicles that will be parked nearby. A buyer of our cars will meet with a sales representative to custom select the vehicle model, colors, upgrades, and place the order. Saleen apparel, presently sold online, is branded under the Saleen Lifestyle, Saleen Performance, Saleen Racing and Heritage marquees. We intend to operate these stores in high traffic malls in major cities where Saleen has a customer base, such as Orange County, Los Angeles, San Jose, Miami and other locations.

Saleen Tesla: We are currently developing a Saleen Tesla Model S sports car. The Saleen Tesla design is our first effort in enhancing an existing electric vehicle. Similar to our Saleen line of high performance cars, our design will enhance the level of performance primarily through aerodynamics, body and suspension changes.

Motorsports & Engineering Services: We provide contract design, engineering and product development services. We recently completed a contract for a major Hollywood movie producer where we developed and manufactured working replicas of high performance racing “supercars” featured in the Need for Speed movie released in March 2014. As of March 31, 2014, we do not have any contracts for our design, engineering or product development services.

Battery Electric Vehicles: We plan to develop a line of electric battery electric vehicles (or BEVs) for commercial and consumer oriented applications, utilizing the same mass-customization process used with our high performance vehicles and existing facilities to overlay the BEV design on selected new OEM automobile chassis designed for internal combustion engines. Our business strategy in this BEV market is to utilize certain models of Ford, Chevrolet or Dodge vehicles that are mass produced as the base chassis’ of the vehicles that we will convert into BEV’s by installing electric drive systems. Due to our current funding constraints, we do not plan to start the development of this product until we are able to raise additional funding from debt or equity sources. The factors that we may consider in determining whether to pursue this product line are (1) commercial price point for the electric vehicle, (2) range of the vehicle, (3) market opportunity for the product line, (4) costs of developing a sales distribution network, (5) market size and growth potential and (6) profitability of the product line. Once we have completed our product development and testing process, we will further consider what steps we will take, budget we will require, and funding we will pursue to develop our battery electric vehicle business. There is no guarantee that we will have sufficient funds to develop our battery electric vehicle business line.

Technology, Design and Engineering Capabilities

We believe the core competencies of our company are high performance car design and vehicle engineering. Our core intellectual property is contained within our supercharger and related performance enhancing products.

Our engineering team is staffed with experienced and dedicated professionals with a wide range of expertise in providing design, analysis, and prototyping and validation capabilities to the global vehicle industry. We offer in-house expertise in areas ranging from chassis, body and power train, NVH (noise, vibration, harshness) engineering, electrical systems, thermal systems and CAE (computer aided engineering). We provide seamlessly integrated services in a broad range of engineering disciplines through a unique mix of automotive engineering expertise and motorsports carefully matched to their position specifications. Our engineering team utilizes the most technically advanced engineering tools available in a results-driven and highly stimulating environment.

Our product development methodology is designed to ensure a disciplined and quantifiable approach that emphasizes quality and progress accountability as follows:

●	Market Definition and Potential

●	Product Definition

●	Realistic Revenue Targets

●	Design and Engineering

●	Prototyping

●	Testing

●	Volume Production Engineering

●	Product Launch

●	Success Reporting and Measurement

●	Product Enhancement Plan

Over a 30-year history, our founder, Saleen, has developed his core competency in the design, engineering, manufacturing, marketing and sales of high performance vehicles as well as developed or acquired the technology to apply the same processes to the production of high performance vehicles. Specifically, we have expertise with respect to the following:

●	Engineering Capabilities

●	Suspension & Chassis

●	Powertrain

●	Certification

●	Engineering Tools

●	CAD Systems

●	Data Acquisition Systems

●	ETAS Calibration Tools

●	Crash Simulation Software

●	Suspension Simulation Software

●	CFD, Fluid Simulation Software

●	Design and Prototyping Capabilities

●	Style & Design Center

●	Full product development from the first sketch to final production

●	Manufacturing, Assembly and Production

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

Vehicle Limited Warranty Policy

We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge).

Supply Chain

We use over 1,000 purchased parts which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We are currently expanding our supplier sources to reduce the risk of a single source supplier adversely affecting our operations. To date, we have expanded from one to two suppliers, the sources from which we obtain one of our automobile body components. We will continue our efforts to reduce our dependence on single source suppliers.

Research and development costs, which consist of expenditures for the research and development of new products and technology, were $766,996 and $113,903 during the years ended March 31, 2014 and 2013, respectively.

Marketing Strategy

Our principal marketing goals are to:

●	generate demand for our vehicles and drive leads to our sales teams;

●	build long-term brand awareness and manage corporate reputation;

●	manage our existing customer base to create loyalty and customer referrals; and

●	enable customer input into the product development process.

We operate as an Original Equipment Manufacturer (OEM) producing muscle and high performance cars.

We currently utilize Ford Mustangs, Chevrolet Camaros and Dodge Challengers base chassis and manufacture these vehicles into Saleen-branded high performance cars through a transformational process in which every part incorporated into the vehicle is designed, engineered, tooled and extensively tested before being manufactured and moved into the conversion production process. It is our belief that this conversion process, while not unique, is an important differentiator from our competitors due to the reputation of the Saleen brand.

We also manufacture and distribute Saleen-branded specialty automotive aftermarket parts and accessories directly to an ever growing base of loyal automotive enthusiasts in both the U.S. and internationally. Additionally, many of these parts and accessories are marketed and sold to Mustang, Camaro, Challenger and Ford Truck owners.

Our Saleen-branded high performance cars are sold through Ford, Chevrolet and Dodge retail dealers and exotic automobile dealers. We currently have arrangements with approximately 30 dealers located throughout the United States and are growing our dealer distribution network. Our dealer agreements provide for an exclusive dealer marketing area in which the applicable dealer can promote our products based on our current product price list. The key terms of our dealer agreements include (a) target dealer product sales goals, (b) exclusive dealer marketing territories and (c) a one-year term, renewable annually. Our agreements may be terminated if our dealers fail to meet our target dealer product sales goals. Our dealer territories are generally based on the local dealers’ county geographical boundaries; however, we may have multiple dealers in densely populated counties such as Los Angeles or San Francisco. Our dealers earn a markup on the sale of our products at the time that the sale is completed upon delivery of the vehicle. We also have a strategic relationship with GreenTech Automotive to distribute our products in China.

Our Motorsports and Engineering Services division previously contributed to our brand awareness through a contract with Dreamworks SKG to provide design, engineering and product development services to Dreamworks SKG. The contract was completed during January 2013.

While we presently do not have any retail stores in operation, we are actively sourcing store locations for a network of retail branded stores that will become a primary sales channel for our high performance vehicles, supercars, aftermarket parts and accessories. We intend to market and sell to end consumers not only through our existing dealer network but also through our company-owned stores. We will also be able to better service our dealer network by region as we open retail stores. Initially, we plan to open stores in southern California, northern California and south Florida. We will conduct a market assessment of cities within the regions listed above to determine the optimum locations for the stores. The estimated cost to open each store is $1 million. We have yet to determine the specific steps that we will undertake to open a retail store, the specific budget line items for each store opening, or the funding we will pursue to open the retail stores. Given our current cash constraints, limited operating history and history of losses, we have planned for a three year roll out of these retail stores at the rate of one new store per year, however we have yet to determine the specific time frame in which we will commence the roll out. In addition, there is no guarantee that we will have the funding necessary to open any retail stores.

Our annual operating budget includes a commitment to effective marketing, advertising and promotional efforts in order to further strengthen awareness of our brand and expose our products to a larger audience. We will contract with marketing and advertising businesses with experience marketing and promoting specialty automotive brands to further promote our business. We utilize various performance-based advertising metrics to measure the effectiveness of our sales and marketing campaigns. These metrics will include CPM (“Cost per Thousand”), PPC (“Pay per click”), and “pay per call” for our Internet advertising. Other advertising metrics will include CPL (“Cost per Lead”), directory assistance call measurement, and print ad coupon responses. CPM is defined as a “cost per thousand” pricing model whereby the merchant is charged a fee per thousand impressions – the number of times people view an advertisement. PPC is defined as a “pay per click” pricing model in which the merchant pays the website owner when the ad is clicked. PPC is also defined as “pay per call” whereby the merchant pays the service provider a fee per call for connecting the consumer to the advertised number. CPL is defined as “cost per lead” whereby the merchant pays for an explicit sign-up from an interested consumer interested in the advertised offer.

Events Marketing: As a high performance specialty manufacturer, we take pride in attending events on the international auto show circuit such as in Chicago, Los Angeles, Detroit, New York, Pebble Beach, Amelia Island, Paris, Tokyo and Beijing. The major car shows we participated in during the twelve months ended March 31, 2014 included Detroit, Pebble Beach, Chicago, New York, Los Angeles and Beijing. The cost of these major shows are approximately $100,000 per show. We also participate in regional car shows that generally cost between $5,000 to $15,000 per show. Our participation in each event includes securing a trade booth to display our products, holding press events to announce new models, and networking with attendees and dealers at the shows.

Print Marketing: Our print marketing strategy includes purchasing of ad space targeted to our customer base as well as free press through press releases of newsworthy or entertainment-worthy information. The estimated costs of purchased ad space will vary by target market, but generally runs from $2,500 to $10,000 per ad. We generally purchase ad space at car show venues from time to time as we determine and in keeping with our marketing budget in cities where our dealers are actively engaged in promoting our vehicles.

We plan on expanding our business model internationally by identifying strategic partners in targeted countries throughout the world. Initial targeted areas are the Middle East, China and India. Once a strategic partner is identified in a particular country, we and our strategic partner will jointly develop a business plan for that country. In March 2014, we entered into an exclusive agreement with GreenTech Automotive (GTA) (“GreenTech”), to distribute the full collection of Saleen automobiles in China. In March 2014, GreenTech purchased Saleen vehicles for immediate sale in China. We will continue to provide GreenTech with the same collection of vehicles that are available in the North American marketplace.

Given our limited cash resources, we will need to raise additional capital to continue and expand our marketing initiatives and to realize our plans regarding domestic and international expansion. There is no guarantee that we will be able to raise this additional capital for our expansion. In addition, we will encounter significant challenges expanding our business model internationally due to our limited business experience operating in these markets, the current general economic slowdown in China and India, and uncertainty about the amount of capital needed to successfully expand internationally.

Sales Strategy

We currently sell our high performance cars through a network of Ford, Chevrolet, Dodge and exotic automobile dealers. Our dealer sales team is continuing to increase our base of dealers. We currently have arrangements with 30 dealers located throughout the United States (in the states of California, Florida, Idaho, Massachusetts, Michigan, New York, Oregon, Rhode Island, South Dakota, Texas, Utah and Washington).

We plan to sell and service our vehicles through our company-owned sales and service network in North America and also through our strategic relationship with GreenTech. Our intent is to offer a compelling customer experience while gathering rapid customer feedback and achieving operating efficiencies, warranty service, pricing, and the development of the Saleen brand. Our Saleen-branded stores will not carry large vehicle inventories and, as a result, will not require corresponding large floor spaces. We believe the benefits we receive from distribution ownership will enable us to improve the speed of product development and improve the capital efficiency of our business. Sales through these retail channels will be generated across the following platforms:

New Vehicle Sales: Our retail outlets will act as a primary retail channel for all Saleen-branded vehicles and financing programs. All staff will be thoroughly trained and certified to sell and market the vehicles, products and apparel. Once the new Saleen-branded supercar model is developed, it will be sold in the stores. We estimate the cost of opening a retail store, including obtaining initial inventory, is approximately $1 million per store.

Technical Performance Sales: All retail outlet staff members will be highly trained technical staff members, able to educate consumers’ interest in high performance Saleen-branded products. Our retail store based technical staff will be trained by our engineering and production staff. Each retail outlet will handle scheduling of installation of our patented performance parts or provide technical guidance for the more hands-on consumers who want to self-install performance parts.

Lifestyle Performance Sales: Each retail outlet’s staff will be the showcase for our diverse range of lifestyle accessories and apparel, including clothes, driving shoes, watches, eyewear, posters, books and model cars, among others.

We plan to sell our performance parts, aftermarket parts and accessories, and high performance vehicles through our retail stores and over the Internet. We currently sell our automotive aftermarket parts and high performance vehicles at our headquarters in Corona, California. We may need to comply with state regulations or seek waivers from regulatory authorities in various states to facilitate Internet sales of our vehicles in those states. There is no guarantee that we will have sufficient funds to continue developing our retail stores and Internet sales platform.

Automotive Aftermarkets Parts Market

The specialty equipment and parts market includes products used to modify the performance and appearance, and/or handling of vehicles. There are no guarantees that we will be able to acquire a sufficient market share of the automotive aftermarkets parts market.

Supercars Market

Based on current sales of supercars, we believe that there is a solidly growing market globally for dependable, American-made supercars offering demonstrably superior performance with revolutionary styling and design characteristics.

Regulation—Vehicle Safety and Testing

Our vehicles are subject to, and we comply with, or are exempt from, numerous regulatory requirements established by the NHTSA, including all applicable United States federal motor vehicle safety standards (FMVSS). Our high performance cars fully comply with all FMVSS without the need for any exemptions. As a manufacturer, we must self-certify that a vehicle meets, or otherwise obtain an exemption from, all applicable FMVSS before the vehicle can be sold in the United States.

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

Some states have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state. We will therefore be required to either obtain a dealer license in such states, partner with a licensed dealer or obtain an exemption from such requirements in connection with sales of our vehicles over the Internet. We have not commenced the process to obtain a dealer license in states requiring such licenses, and are currently determining our strategy with respect to sales of our vehicles in such states.

In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the Internet to residents of the state. In the event that such regulations are applicable to vehicles sold over the Internet, we will be limited in our ability to sell vehicles in such states to the extent that we do not have qualifying service facilities.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we face as we sell our vehicles. In many states, the application of state motor vehicle laws to Internet sales is largely without precedent, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, state legal prohibitions may prevent us from selling to consumers in such state.

Competition

Domestic United States auto sales are currently at their highest pace in over five years since the financial crisis hit. We believe that the boost in sales is poised to reverberate through the world’s largest economy with a spillover into production, profits and jobs for Americans.

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

Our primary competition will come from other high-end cars, their manufacturing companies, and third-party companies that specialize in customization for these cars. These companies include Acura, Aston Martin, Audi, Ferrari, Ford GT, Lamborghini, Lexus, McLaren, and Porsche.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. Saleen Automotive owns trademarks registered with the U.S. Patent and Trademark Office. In addition, we own the Saleen “brand” registered trademarks as well as other unregistered common law trademarks.

We currently market our products using the Saleen name and logo, as well as the name and likeness of Steve Saleen, through a royalty free license from Steve Saleen.

We also have a license to use Steve Saleen’s image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand in connection with our business. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code.

Seasonality

Sales of our high performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Saleen 302, 351, 570 and 620 vehicles, and other vehicles we introduce in the future may have similar seasonality.

Employees

As of June 27, 2014, we had 31 employees all of whom were full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

Description of Property

Our principal executive office is located at 2735 Wardlow Road, Corona, California 92882. Our principal engineering office is located across from our executive office at 2755 Wardlow Road, Corona California 92882. We operate out of leased facilities comprised of a two building campus that constitutes approximately four acres of industrial and office space. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before purchasing shares of our common stock. If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have a history of losses and negative cash from operations and our current cash resources and revenue levels are insufficient to meet our planned business objectives, operational needs and debt obligations without additional financing. In addition, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow and increase stockholder value.

We have a history of operating losses and may not achieve or sustain profitability. During the year ended March 31, 2014, we incurred a net loss of $11,121,982 and utilized $4,361,576 of cash in operations. We also have a stockholders' and working capital deficit of $9,296,629 and $3,050,286 as of March 31, 2014 and as of that date, we owed $630,874 in unpaid payroll taxes and $967,747 of outstanding notes payable were in default. In addition, our current cash resources are insufficient to meet our planned business objectives, operational needs and debt obligations without additional financing.

These and other factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm issued a report on our March 31, 2014 financial statements that raised substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2014 and May 31, 2014, we had cash on hand in the amount of $1,499,889 and $30,972, respectively. Since inception, we have raised funds primarily through the issuance of secured and unsecured notes payable and convertible notes payable and sale of equity securities. We will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business through and beyond September 30, 2014 and to continue planned product development. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case or equity financing. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may be unable to sustain our current level of production or deliveries of our high performance cars both of which could harm our business and prospects.

High performance car production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity, or cause us to miss planned production targets, any of which could have a material adverse effect on our business, prospects, operating results and financial condition. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries for our new supercar is subject to certain risks and uncertainties, including:

●	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce our supercars in volume and reach our financial targets;

●	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of our supercars in a timely manner that meets our production plan and allows for high quality vehicles;

●	that we will not encounter parts quality issues before, during or after production of high performance cars;

●	that we will be able to schedule and complete deliveries at our planned volume production;

●	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;

●	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;

●	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and

●	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

Finally, detailed long-term testing of systems integration, performance and safety as well as long-term quality, reliability and durability testing are ongoing and any negative results from such testing could cause production delays in high performance cars, cost increases or lower quality vehicles.

We have not, as yet, developed our new supercar and have no obligations regarding volume production and deliveries at this time.

We are dependent on our suppliers, the vast majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We use over 1,000 purchased parts which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We are currently expanding our supplier sources to reduce the risk of a single source supplier adversely affecting our operations. To date, we have expanded from one to two suppliers, the sources from which we obtain one of our automobile body components. We will continue our efforts to reduce our dependence on single source suppliers.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our high performance cars and/or supercars. We may experience additional delays in the future with respect to high performance cars, supercars and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain have resulted in the past, and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. Additionally, we are negotiating with existing suppliers for cost reductions, seeking new and less expensive suppliers for certain parts, and attempting to redesign certain parts to make them cheaper to produce. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Additionally, cost reduction efforts may interrupt or harm our normal production processes, thereby harming high performance car and supercar quality or reducing production output.

Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our high performance vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

We are dependent on Ford Mustang, Chevrolet Camaro and Dodge Challenger platform vehicles for our muscle and high performance vehicle products.

We utilize automobile manufacturers Ford, Chevrolet and Dodge platform vehicles for our Mustang, Camaro and Challenger muscle and high performance vehicles. Generally, we procure these vehicles directly from dealers. While we do enter into sourcing agreements with certain of our dealers, we do not have a supply agreement with Ford, Chevrolet or Dodge and we are limited to the allocation allotted to our source dealers. Further, all production parts are engineered and manufactured exclusively by us and are designed specifically for current and past models of these platform vehicles. Any discontinuation of these vehicles, disruption in production or significant major model changes in these platform vehicles could have a material impact on our sales and ultimately on our business. Minor and major model changes by Ford, Chevrolet and Dodge require us to re-design, re-tool and change our production, which could result in us incurring significant costs and production interruptions. Further, we may experience lower sales volume and difficulties in obtaining current year platform vehicles during the period from when the current year model stops production by the manufacturer to when the new major model year vehicle is released.

If we are unable to adequately reduce the manufacturing costs of high performance cars and supercars or otherwise control the costs associated with operating our business, our business, financial condition, operating results and prospects will suffer.

Our production costs for high performance cars have been high due to start-up costs at our factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of the business. As we are now producing cars at our steady state production volume, manufacturing costs have started to fall. While we expect further cost reduction efforts undertaken by both us and our suppliers will continue to reduce costs during our fiscal year 2015, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals. Our planned cost reductions include reducing our production costs by negotiating discounts from our suppliers as we increase our purchasing volume, reducing our engineering and production costs through more effective hiring practices, and reducing our general & administrative expenses by reducing reliance on outside services providers. There is no guarantee that our planned cost reductions will be achieved.

We incur significant costs related to procuring the raw materials required to manufacture our high performance cars, assembling vehicles and compensating our personnel. We may also incur substantial costs in increasing the production capability of our high performance cars manufacturing facilities, each of which could potentially face cost overruns. If high performance cars tooling, production equipment and parts are insufficient for use in supercars, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of supercars may exceed our expectations.

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

Our long-term success is dependent on market acceptance of our high performance cars and supercars. There is no guarantee that these new vehicles will be successfully accepted by the general public in the long-term.

Additionally, there can be no assurance that we will be able to design future vehicles that will meet the expectations of our customers or that our future models will become commercially viable. To the extent that we are not able to build future supercars to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and high performance vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. Notwithstanding Saleen’s prior experience in the automotive industry, our management team, as a whole, has limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our vehicles.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Saleen Automotive was formed in July 2011; however, our volume of vehicles just recently increased significantly year over year starting in the summer of 2013. As such, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

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

Our distribution model is not common in the automobile industry today, particularly in the United States. We plan to sell our high performance vehicles in company-owned Saleen stores and over the Internet. This model of vehicle distribution is relatively new and unproven, especially in the United States, and subjects us to substantial risk as it requires, in the aggregate, a significant expenditure and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a more traditional dealer franchise system. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase our sales volume, which may harm our business, prospects, financial condition and operating results. Moreover, we will be competing with companies with well-established distribution channels.

We plan to open Saleen stores in the United States initially, and expand internationally as opportunities arise. We have only limited experience distributing and selling our high performance vehicles through our Saleen stores. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from local and state authorities, and we may not be successful in addressing these challenges. The concept and layout of these new stores, which are located in high profile retail centers, is different than what has previously been used in automotive sales. We do not know whether our new store strategy will be successful, if consumers will be willing to purchase vehicles in this manner or if these locations will be deemed to comply with applicable zoning restrictions as well as approval and acceptance from the specific high profile retail centers in which we seek to locate our stores. As a result, we may incur additional costs in order to improve or change our retail strategy.

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

The electric vehicle market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from new and established competitors and expect to face competition from others in the future.

The worldwide electric vehicle automotive market is highly competitive today and we expect it will become even more so in the future. There are numerous obstacles for electric vehicle manufacturers, including the absence of a well-developed supply chain, capacity constraints, high initial fixed and variable costs, and dependence on large commercial customers who may exert substantial pricing pressures.

Tesla and many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. Major manufacturers, including General Motors, Toyota, Ford and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. We do not have the significant financial and manufacturing resources of these major players in the electric vehicle industry.

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

Furthermore, certain large electric vehicle manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company.

Demand in the automobile industry is highly volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our high performance vehicles will impact our business, prospects and operating results as well. Demand for our high performance vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may negatively affect consumer purchases of luxury items, such as our high performance vehicles.

Over the last few years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our high performance vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of high-end and luxury consumer products, such as our high performance vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our high performance vehicles. Generally, sales of our high performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. In addition, traditionally from November through mid-January, auto industry production slows due to the holidays and the subsequent temporary shutdown of plants and shipping for several weeks causing delivery of cars to be interrupted which has had an effect on our sales. We note that, in general, automotive sales tend to decline over the winter season, especially in snow driven states, and we anticipate that our sales of high performance vehicles and other models we introduce may have similar seasonality. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

●	our limited operating history;

●	our limited revenues and lack of profitability to date;

●	unfamiliarity with or uncertainty about the our high performance vehicles and supercars;

●	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

●	the prospect that we will need ongoing infusions of external capital to fund our planned operations;

●	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

●	the prospect or actual emergence of direct, sustained competitive pressure from more established automakers, which may be more likely if our initial efforts are perceived to be commercially successful.

Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

We may not succeed in maintaining and strengthening the Saleen brand, which would materially and adversely affect customer acceptance of our vehicles and our business, revenues and prospects including our ability to raise capital.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Saleen brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell our high performance vehicles and future planned supercars. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality high performance vehicles and we have very limited experience in these areas.

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

Our plan to develop our network of Saleen stores will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our high performance vehicles. In addition, we may not be able to open stores in certain states.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We continue to expand our operations significantly, and additional significant expansion will be required, especially in connection with the expansion of our network of Saleen stores. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	finding and training new personnel;

●	forecasting production and revenue;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing manufacturing and administrative infrastructure, systems and processes;

●	addressing new markets; and

●	expanding international operations.

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians for our high performance vehicles. Because our high performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in high performance vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing high performance vehicles are intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed and our stock price may decline.

The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results as well as cause our stock price to decline. In particular, we are highly dependent on the services of Steve Saleen, our Chief Executive Officer and Chairman of our Board of Directors. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team as well as technical, vehicle engineering and manufacturing personnel due to various factors, such as a very competitive labor market for talented individuals with automotive experience. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees. Currently in Southern California, there is increasing competition for talented individuals with the specialized knowledge of high performance vehicles, software engineers and other skilled employees and this competition affects both our ability to retain key employees and hire new ones. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Southern California that have far greater financial resources than we do and thus can offer current or perspective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

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

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Additionally, disgruntled ex-employees may actively encourage unionization of our employees. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our high performance vehicles and have a material adverse effect on our business, prospects, operating results or financial condition. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability, both of which could adversely affect our business, prospects, financial condition and results of operations.

We are subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Our high performance vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. Regulations related to the automobile industry are currently evolving and we face risks associated with changes to these regulations such as:

●	the amendment or rescission of the federal law and regulations mandating increased fuel economy in the United States, referred to as the Corporate Average Fuel Economy (CAFE) standards, could reduce new business opportunities for our development activities;

●	the amendment or rescission of federal greenhouse gas tailpipe emission regulations administered by the EPA under the authority of the Clean Air Act could reduce new business opportunities for our development activities;

●	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and

●	changes to regulations governing the export of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

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

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new high performance vehicles. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge).

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights relating to our base vehicles may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling, incorporating or using vehicles that incorporate the challenged intellectual property;

●	pay substantial damages;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign our vehicles.

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

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●	our pending patent applications may not result in the issuance of patents;

●	our patents, if issued, may not be broad enough to protect our proprietary rights;

●	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

●	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

●	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

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

Intellectual property litigation would be costly and could adversely impact our business operations.

We may have to take legal action in the future to protect our technology, trade name or to assert our intellectual property rights against others. Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse affect on our business, financial position, or results of operations.

Intellectual property litigation can be expensive, complex, and protracted. Because of such complexity, and the vagaries of the jury system, intellectual property litigation may result in significant damage awards and/or injunctions that could prevent the manufacture, use, distribution, importation, exportation, and sale of products or require us to pay significant royalties in order to continue to manufacture, use, distribute, import, export, or sell products. Furthermore, in the event that our right to license or to market our technology is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent held by a third party, our business, financial condition, or results of operations could be materially adversely affected.

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

Our core values, which include developing quality high performance vehicles while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, appropriate sourcing of raw materials, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our high performance vehicles if, as a result of such violation, we were to attract negative publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our stock.

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

Risks Related to our Common Stock

We currently have secured and unsecured convertible notes payable that if converted, would require us to issue approximately 75 million shares of our common stock which could cause significant dilution to stockholders and adversely impact the market price of our stock.

On June 26, 2013, we issued senior secured convertible notes, having a total principal amount of $3,000,000 to 12 accredited investors of which $75,578 and $337,690 was converted to common stock in November 2013 and January 2014, respectively. The Notes pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017). Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share. In March and April 2014, we issued principal amounts of $2,250,000 and $250,000, respectively, of unsecured convertible notes to 5 accredited investors of which 3 investors held convertible notes issued in the June 2013 issuance. The Notes pay 7.0% interest per annum with a maturity of 3 years (March and April 2017). Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.07 per share. The conversion price for all convertible notes are subject to specified anti-dilution adjustments for reorganization transactions, stock dividends and stock splits. In addition, the March and April 2014 conversion price could reset below $0.07 per share based on the performance of our common stock below the current conversion price.

To date, amounts outstanding under the Notes totaled $5,424,422, which if converted at the current conversion prices would result in our issuance of 74,706,579 shares of our common stock. However, that number of shares could significantly increase if the conversion price were to reset to prices lower than the current conversion prices. Issuance of these shares could have a significant dilutive impact on stockholders and negatively impact our stock price.

In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock, we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the we consummate a reorganization transaction pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally. In addition, if a fundamental transaction (as defined in the notes) were to occur, the potential liquidated damages was set to a fixed amount. As a result of this amendment, the conversion price is no longer subject to fluctuation based on the occurrence of future offerings or events.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of common stock, we entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of the date of the note, the conversion price would in no event adjust below $0.03 per share. In addition, if a fundamental transaction (as defined in the notes) were to occur, the potential liquidated damages was set to a fixed amount.

After June 27, 2014, common stock representing approximately 30 million common shares held by Saleen Automotive’s former stockholders will become eligible under Rule 144 for sale which could have a material adverse effect on the market price of our stock.

Under the terms of the Merger Agreement, all of the then outstanding shares of capital stock held by Saleen Automotive’s former stockholders (other than Saleen), were exchanged for 238,933 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock automatically converted into 125 shares of our common stock in January 2014; however, such shares were not eligible for sale under Rule 144 until June 27, 2014. Accordingly, former stockholders of Saleen Automotive (other than Saleen) received 29,866,625 shares of our common stock, which are eligible for sale under Rule 144 starting on June 27, 2014. The sale of these shares in the public market could have a materially adverse impact on our stock price.

Our common stock is currently quoted on the OTC Market’s electronic interdealer quotation QB system (OTCQB) and OTC Bulletin Board (OTCBB). As such, our securities may be less liquid, be thinly traded, receive less coverage by security analysts, market makers and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Our stock price is likely to be highly volatile.

Although prices for shares of our common stock are quoted on the OTCQB and OTCBB, there is little current trading activity and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCQB and OTCBB are generally regarded as a less efficient and less prestigious trading markets than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

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

We have not paid dividends in the past and, except for the dividend paid to our existing stockholders at the closing of the Merger, do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

While we declared a dividend to holders of record of our common stock as of May 23, 2013, we do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, the our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent the stock price appreciates, which may never occur. In addition, stockholders must generally rely on sales of the shares they own after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment.

Our officers, directors and principal stockholders can exert significant influence over our business and may make decisions that are not in the best interests of all stockholders.

After the Merger our officers, directors and principal stockholders (greater than 5% stockholders) collectively owned approximately 54% of our fully-diluted common stock. In addition, Saleen owns approximately 52% of our fully-diluted common stock. Our directors will be determined pursuant to the Voting Agreement entered into by Saleen and the purchasers of our 3% Senior Secured Convertible Notes Together, such parties hold a majority of our outstanding shares of common stock and, under the Voting Agreement, are obligated to vote for the directors determined as described below. The authorized number of our directors is five. Those directors will consist of three directors—Steve Saleen, Jonathan Michaels and Jeffrey Kraws—whose replacements will be determined under the terms of the Voting Agreement by Saleen, one director—Gary Freeman—whose replacement will be determined under the terms of the Voting Agreement by the holders of a majority of the outstanding shares held by purchasers of our 3% Senior Secured Convertible Notes, and one director, Joe Amato, whose replacement will be determined jointly by the holders of a majority of the outstanding shares held by Saleen and by the holders of a majority of the outstanding shares held by purchasers of our 3% Senior Secured Convertible Notes.

As a result of such ownership and the Voting Agreement, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined company’s interests or the interests of other stockholders, and accordingly, they could cause the combined company to enter into transactions or agreements that it would not otherwise consider.

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

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company. As a result, we will incur significant legal, accounting and other expenses that a private company would not incur. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on the audit committee, and may make some activities more difficult, time consuming and costly. We will need to:

●	institute a more comprehensive compliance function;

●	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

●	design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic reports in compliance with its obligations under the federal securities laws including the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

●	involve and retain to a greater degree outside counsel and accountants in the above activities; and

●	establish an investor relations function.

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

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate office and production facility is located at 2735 Wardlow Road, Corona, California 92882 and our design, engineering and paint facility is located at 2755 Wardlow Road, Corona, California 92882. We operate out of leased facilities comprised of a two building campus that constitutes approximately four acres of industrial and office space. Our telephone number is (714) 400-2121. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. We are currently a party to several legal proceedings related to claims for payment that are currently accrued for in our financial statements as accounts or notes payable. Except for income tax contingencies (commencing April 1, 2009), we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

SSC is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. We filed a cross complain against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, we settled this claim by agreeing to pay of $112,500 over a period of 18 months.

SSC is the plaintiff in a case filed against Connects Marketing and Eric Hruza on July 2, 2012 in the United States District Court, Central District of California, Southern Division, for misappropriation of trade secrets, trademark infringement and other related causes of action. The suit seeks damages in excess of $1,000,000 and is currently pending.

SSC is the plaintiff in a case filed against Douglas Lopez & Rumm, LLP, Diana Lopez and Dana Douglas on October 16, 2012 in the California Superior Court, Orange County, for legal malpractice for their failure to adequately represent SSC in its litigation against Connects Marketing for the installation of defective engines in SSC vehicles. The suit seeks damages in excess of $1,000,000. The defendants have filed a cross-complaint against SSC and Saleen for payment for legal services rendered in the amount of $10,000. We have recorded this liability on our books.

In February 2014, SSC received a Complaint from a bank alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the bank agreed to dismiss the suit in exchange for our payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and our agreement to pay the remaining recorded balance due of $443,000 to the bank in August 2014.

Although we currently believe that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and our views of these matters may change in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCBB. Our common stock has been quoted on the OTCBB since August 9, 2012 under the symbol “WSTY.” On July 5, 2013, the trading symbol for our common stock changed to “SLNN.” Historical closing prices for shares of our common stock on the OTCBB are only available from and after May 31, 2013. Therefore, the table below only reflects the high and low bid prices of our common stock from this date:

Quarter Ended	June 30 (1), 2013	September 30, 2013	December 31, 2013	March 31, 2014

Fiscal Year 2014

High	$1.15	$1.02	$0.56	$0.44
Low	$0.54	$0.40	$0.33	$0.15

(1) reflects period from May 31, 2013 to June 30, 2013

Stockholders of Record

As of June 16, 2014, an aggregate of 142,682,367 shares of our common stock were issued and outstanding and were owned by 276 stockholders of record.

Dividends

On May 23, 2013, our board of directors declared, for stockholders of record of our common stock as of May 23, 2013, a per share dividend of $0.035 in cash, subject to (a) the closing of the Merger, (b) our compliance with the applicable requirements of the Nevada Revised Statutes and (c) our notification to the Financial Industry Regulatory Authority (“FINRA”) of the dividend and FINRA’s confirmation that it has received the necessary documentation to process the dividend. On June 26, 2013, we satisfied all of the conditions to payment of the dividend and paid the dividend on June 27, 2013.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the years ended March 31, 2014 and 2013. You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Annual Report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—“Risk Factors” and elsewhere in this Annual Report, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

General Overview

We design, develop, manufacture and sell high performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization of OEM American Sports Cars and the production of high performance USA-engineered sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. We are also planning to develop an American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets. In January 2013, we announced that we will produce for the first time, a Saleen Tesla Model S sports car. The Saleen Tesla design will be our first effort in enhancing an existing electric vehicle.

Our customers worldwide include muscle and high performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet and Dodge platform vehicles for our muscle and performance vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our current retail outlets for our products are authorized Ford, Chevrolet and Dodge dealers and we also retail our products with exotic car dealers.

We plan to return as a global high performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In March 2014, we entered into an agreement to distribute the full collection of Saleen automobiles in China. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, develop our own motorsport program and introduce our next generation American supercar.

Merger

On May 23, 2013, we entered into a Merger Agreement with Saleen California Merger Corporation, Saleen Florida Merger Corporation, Saleen Automotive, SMS and Saleen. The Closing of the Merger occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of our Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors at that time became members of our five-member board of directors. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.

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

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of our Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, we issued to Saleen an additional 341,943 shares of our Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock is convertible into 125 shares of our common stock in accordance with the terms of the Certificate of Designations, as amended. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive at that time owned approximately 112,000,000 shares of our common stock on an as-converted basis, and our existing stockholders own 8,000,000 shares of our common stock at the time of the Merger.

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the historical operations of the Saleen Entities prior to the Merger and that of the combined company following the Merger. The accompanying consolidated financial statements are prepared as if we will continue as a going concern. Accordingly, the consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance, fair value derivatives, and reserve for warranty claims. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist primarily of parts for both resale and production of high performance vehicles. We will typically buy the base automobile chassis from dealers and then modify the vehicle as ordered, using our developed parts. We typically have no finished goods inventory, as we build to order, other than parts for resale.

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We had no such asset impairments at March 31, 2014 or 2013. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Sales of Performance Cars and Parts. We generate revenues primarily from the sale of high performance vehicles and parts. We recognize revenue from the sale of completed high performance vehicles and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment or delivery of our product to the destination specified by the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when our high performance vehicles and retail parts leave our dock. Except for warranties related to our high performance vehicles, we have no post-sales obligations.

Contract Revenue and Cost Recognition on Design Services. We recognized revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because we consider costs to be the best available measure of progress. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. During the years ended March 31, 2014 and 2013, we realized revenue from a contract with a major Hollywood movie producer to design and build replica supercar racing automobiles for the Need for Speed movie, which was released in March 2014. We did not have any other design contracts during the twelve months ended March 31, 2014 and 2013.

Warranty Reserves

We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. We provide a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to our installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). We provide a warranty reserve for estimated product warranty costs at the time the revenues are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock-based derivative financial instruments, we use a Monte Carlo pricing model to value the derivatives instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Share-Based Compensation

We use the fair value recognition provision of ASC 718, “Stock Compensation,” which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

We also use the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on our results of operations or financial condition.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. Management is currently evaluating the impact, if any, of adopting ASU 2014-08 on our results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

Our revenue, operating expenses, and net loss from operations for the year ended March 31, 2014 as compared to the year ended March 31, 2013 were as follows – some balances on the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Twelve months ended March 31,			Percentage Change
	2014	2013	Change	Inc (Dec)
Revenue
Vehicles and parts	$5,158,387	$1,453,030	$3,705,357	255%
Design Services	121,500	1,245,985	(1,124,485)	(90%)
Total revenue	5,279,887	2,699,015	2,580,872	96%
Costs of goods sold
Vehicles and parts	4,227,039	1,320,061	2,956,978	224%
Design Services	—	859,541	(859,541)	(100%)
Total Costs of Good Sold	4,277,039	2,179,602	2,097,437	96%
Gross Margin	1,002,848	519,413	483,435	93%
Operating expenses
Research and development	766,996	113,903	653,093	573%
Sales and marketing	1,709,889	489,072	1,220,817	250%
General and administrative	4,261,612	2,598,616	1,662,996	64%
Settlement costs (including $385,785 from related parties)	945,401	—	945,401	—
Depreciation and Amortization	97,061	80,892	16,169	20%
Total operating expenses	7,780,959	3,282,483	4,498,476	137%
Loss from operations	(6,778,111)	(2,763,070)	(4,015,040)	145%
Other income (expenses)
Interest expense	(606,194)	(225,046)	(381,148)	169%
Costs of reverse merger transaction	(365,547)	—	(365,547)	—
Gain in extinguishment of derivative liability	236,158	—	236,158	—
Change in fair value of derivative liability	(3,608,288)	—	(3,608,288)	—
Net Loss	$(11,121,982)	$(2,988,116)	$(8,133,866)	272%

Revenues: Revenue consists of sales of high performance vehicles, aftermarket retail parts and design services. Our revenue from high performance vehicles generally include the base vehicle, on which we normally obtain a small margin, and production conversion of the base chassis into a Saleen OEM high performance sports car. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of over 25,000 loyal Saleen automotive vehicles in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers. Design services relate to design, engineering and product development services, which are generally performed over a short-term basis.

Total revenues for the year ended March 31, 2014 were $5,279,887, an increase of $2,580,872 or 96% from $2,699,015 for the year ended March 31, 2013. Revenue from the sale of automotive vehicles and parts increased $3,705,357 or 255% to $5,158,387 for the year ended March 31, 2014 from $1,453,030 for the year ended March 31, 2013. The increase reflects sales efforts achieved by our expanded sales force whereby we sold a higher number of vehicles during the year ended March 31, 2014 as compared to the year ended March 31, 2013. Growth was achieved primarily through expansion with existing dealers as well as the addition of new dealer networks. During the year ended March 31, 2014 and 2013, revenues of $121,500 and $1,245,985 were realized from a contract with a major Hollywood movie producer to design and build replica supercar racing automobiles for the Need for Speed movie, which was released in March 2014. We did not have any other design contracts during the year ended March 31, 2014 and 2013.

Cost of Goods Sold: Cost of goods sold consist of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchase Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles. Material cost relates primarily to the purchase of conversion parts used in production of our high performance vehicles, and procurement of aftermarket parts, which are primarily manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel related to the production of our high performance vehicles and logistics of warehousing and shipping of our aftermarket parts. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors, such as paint. Design services costs primarily consist of cost of materials used to develop replica race cars and outside subcontracted services.

Total costs of goods sold for the year ended March 31, 2014 were $4,277,039, an increase of $2,097,437 or 96%, from $2,179,602 of costs of goods sold for the year ended March 31, 2013. The increase was primarily attributable to $2,956,978 of higher costs attributable to increased vehicle and parts sales during the year ended March 31, 2014 as compared to the same period in the prior year. The increase was partly offset by the decrease in costs of design services of $859,541 incurred related to a design contract during the year ended March 31, 2013. We did not incur any design contract costs during the year ended March 31, 2014, as we did not enter into any new design contracts.

Gross Margin: Gross Margin from the sale of vehicles and parts increased $748,378 to $881,347 or 563% for a gross margin of 17% for the year ended March 31, 2014 from a gross margin of $132,969 or 9% for the year ended March 31, 2013. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the year ended March 31, 2014 as compared to the same period in the prior year. Gross Margin from design services contributed $121,500 and $386,444 for the year ended March 31, 2014 and 2013, respectively.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses increased by $653,093 or 573% to $766,996 during the year ended March 31, 2014 from $113,903 for the year ended March 31, 2013. The increase is primarily due to our expanded engineering team and development of our existing and new and future high performance vehicles including the recent introduction of our George Follmer edition, 30th year anniversary cars and the Saleen Tesla.

Sales and Marketing Expense: Sales and marketing expenses relate to sales and marketing salaries and benefits, including our regional sales representatives, and costs incurred to promote our existing and new products, such as through car shows and other media outlets, along with new car sales expenses such as commissions and incentives, and costs related to investor relations.

Sales and marketing expenses increased by $1,220,817 or 250% to $1,709,889 for the year ended March 31, 2014 from $489,072 for the year ended March 31, 2013. The increase was primarily comprised of $353,585 of higher salaries expense resulting from our expansion of our sales and marketing team, including regional new car sales representatives; $364,601 increased marketing efforts to promote existing and new products, including our increased participation at various car shows and launch of new products such as our George Follmer and 30th year anniversary cars; $87,326 of new car sales commissions related to increased revenues from sales of high performance vehicles; and $415,305 related to investor and public relation costs incurred to promote our company. Included in sales and marketing expenses during the year ended March 31, 2014 is stock compensation expense of $325,700 related to our issuance of common stock in exchange for investor relation services.

General and Administrative Expense: General and administrative expenses include expenses for administrative salaries, including executive, finance/accounting, information personnel and administrative support staff and benefits and payroll taxes related to our employees. Other general and administrative costs include occupancy costs, travel and entertainment, auto, insurance, stock compensation, and other office support costs. We also incur professional fees, including outside accounting/audit, legal, and investor fund raising advisory services.

General and administrative expenses increased by $1,662,996 or 64% to $4,261,612 for the year ended March 31, 2014 from $2,598,616 for the year ended March 31, 2013. The increase is primarily comprised of $364,978 of higher administrative salaries expense resulting from our expansion of personnel to support the increased sales volume; $212,468 increase in occupancy costs from our expansion of our campus to support our growth and new engineering and design facilities used to expand development; $504,481 in non-cash stock compensation primarily related to stock granted in exchange for board services; and $581,069 increase in other general and administrative expenses incurred to support the growth of our Company.

Settlement Costs: Settlement costs consisted of a $385,785 loss incurred to settle related party accounts payable balances with a current and former board member of $739,572 offset by the forgiveness of amounts owed to Mr. Saleen of $353,787. In addition, we incurred a loss of $559,616 related to the one-time settlements of previous claims. We did not incur settlement costs during the year ended March 31, 2013.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $16,169 or 20% to $97,061 for the year ended March 31, 2014 from $80,892 for the year ended March 31, 2013.

Interest Expense: Interest expense increased by $381,148 or 169% to $606,194 for the year ended March 31, 2014 from $225,046 for the year ended March 31, 2013. The increase is primarily attributable to $411,675 of non-cash interest expense during the year ended March 31, 2014 attributable to the amortization of the convertible debt discount on our $3,000,000 of senior secured convertible notes issued on June 26, 2013.

Expenses of Reverse Merger Transaction: During the year ended March 31, 2014, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing stockholders prior to the Merger. We did not have a comparable expense of this type during the year ended March 31, 2013.

Gain on Extinguishment of Derivative Liability: Gain on extinguishment of derivative liability of $236,158 resulted from certain note holders’ request to convert their convertible debt to stock in accordance with the terms of the convertible note. We did not have a comparable gain during the year ended March 31, 2013.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our $3,000,000 convertible notes issued on June 26, 2013 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes has been characterized as a derivative liability that is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the year ended March 31, 2014, we recorded a $3,608,288 loss due to the change in the derivative liability from issuance date to March 31, 2014. We did not have a comparable loss during the year ended March 31, 2013. In June 2014, we entered into an amendment with the holders of our convertible notes whereby in exchange for the issuance of 747,066 shares of our common stock, the notes were amended to remove the derivative nature of the conversion feature and thus, we no longer recognize a derivative liability related to these notes.

Net Loss: Net loss increased by $8,133,866, or 272%, to a net loss of $11,121,982 for the year ended March 31, 2014 from a net loss of $2,988,116 for the year ended March 31, 2013. This net loss reflects the increased operating expenses, offset somewhat by higher gross margin discussed above, and a $3,608,288 increase in the fair value of our derivative instrument related to our $3,000,000 convertible notes issued on June 26, 2013.

Liquidity and Capital Resources

Our financial position as of March 31, 2014 and March 31, 2013 are follows:

Net Working Capital Deficiency
	As of March 31, 2014	As of March 31, 2013
Current Assets	$2,230,294	$746,493
Current Liabilities	(5,280,580)	(4,722,099)
Net Working Capital Deficiency	$(3,050,286)	$(3,975,606)

Cash Flows
	Year Ended March 31, 2014	Year Ended March 31, 2013
Net cash used in Operating Activities	$(4,316,576)	$(1,779,345)
Net cash used in Investing Activities	(303,666)	(110)
Net cash provided by Financing Activities	6,115,697	1,777,110
Increase (Decrease) in Cash during the Year	1,495,455	(2,345)
Cash, Beginning of Year	4,434	6,779
Cash, End of Year	1,499,889	4,434

On May 23, 2013, we entered into the Merger Agreement with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, Saleen Automotive, SMS and Saleen. The closing of the transactions contemplated by the Merger Agreement occurred on June 26, 2013. The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the operations of our wholly-owned subsidiaries, Saleen Automotive and Saleen Signature Cars (Formerly SMS), for the periods presented.

For the years ended March 31, 2014 and 2013, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been to finance operations; develop new products and improve existing products; expand marketing efforts to promote our products and company; and other capital expenditures. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved and funds will be needed in order to achieve these objectives. As such, our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern.

As further presented in our consolidated financial statements and related notes, during the year ended March 31, 2014, we incurred a net loss of $11,121,982 and utilized $4,316,576 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,296,629 and $3,050,286, respectively as of March 31, 2014, and as of that date, we owed $630,874 in past unpaid payroll taxes and $967,747 of outstanding notes payable were in default. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2014, we had cash on hand in the amount of $1,499,889. During the year ended March, 31, 2014, we raised $5,250,000 through the issuance of unsecured convertible notes, including converting a $500,000 Secured Promissory Note with W-Net originally issued on October 7, 2013 into a long-term unsecured convertible note. In addition, during the year ended March 31, 2014, we entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 8,793,337 restricted common shares at a per share price of $0.15 for aggregate proceeds of $1,312,500, net of issuance costs of $24,000. Additional Subscribers purchased 816,667 and 416,667 restricted common shares in April and May 2014, respectively, at a per share price of $0.15 for aggregate proceeds of $122,500 and $62,500, respectively, and in April 2014 we received $250,000 from additional issuances of 7% unsecured convertible notes. However, additional funding will be needed to continue operations through September 30, 2014. In addition, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.

At March 31, 2014, we had a working capital deficit of $3,050,286 compared to a working capital deficit of $3,975,606 at March 31, 2013. Current liabilities increased to $5,280,580 at March 31, 2014 from $4,722,099 at March 31, 2013 primarily as a result of accounts payable, accrued payroll taxes, accrued interest, and increase in current portion of notes payable related to additional borrowings.

Net cash used by operating activities for the twelve months ended March 31, 2014 totaled $4,316,576 after the cash used in the net loss of $11,121,982 was decreased by $5,344,019 in non-cash charges and by $1,461,387 in net changes to the working capital accounts. This compares to cash used by operating activities for the twelve months ended March 31, 2013 of $1,779,345 after the net loss for the period of $2,988,116 was decreased by $534,430 in non-cash charges and by $674,341 in changes to the working capital accounts.

Net cash used in investing activities was $303,666 for twelve months ended March 31, 2014. This compares to $110 of cash used in investing activities for the twelve months ended March 31, 2013. This increase is primarily related to purchasing of tooling, leasehold improvements and other equipment.

Net cash provided by financing activities for the twelve months ended March 31, 2014 was $6,115,697. Of this amount, $5,250,000 came from the issuance of our senior secured and unsecured convertible notes; $575,000 came from the issuance of note payable to a stockholder; and $1,312,500 came from the issuance of 8,793,337 shares of common stock. Cash of $318,558 was used to pay principal on long term notes and cash of $703,245 was used to pay principal on notes payable to related parties. This compares to $1,777,110 in cash provided by financing activities during the twelve months ended March 31, 2013, of which $1,607,072 came from the sale of common stock; $275,000 came from notes payable to a related party; and $104,962 was used to pay principal on note payable to a related party.

Secured Convertible Notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, we issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all of our assets and intellectual property. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share. Prior to June 2014, the Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges of such and the agreements included an anti-dilution provisions that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. If our shares are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance. In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock, we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if we consummate a reorganization transaction, pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount.

Unsecured convertible notes

In March and April 2014, we issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 7.0% interest per annum with a maturity of 3 years (March and April 2017). No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each Note is initially convertible at any time into common stock at a specified conversion price, which currently is $0.07 per share. The conversion price is adjustable to the lower of $0.07 or the three lowest daily volume weighted average price of our common stock during the twenty consecutive trading days immediately preceding any conversion date. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if we consummate a reorganization, pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of common stock, we entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of March 31, 2014, the conversion price would in no event adjust below $0.03 per share. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount.

Private Placement Stock Subscriptions

In October 2013, our board of directors approved our issuance, pursuant to Subscription Agreements, as amended in January 2014, of up to 11,666,66 shares of our restricted common stock (the “Subscription Shares”) for an aggregate purchase price of $1,749,999 (the “Subscription Proceeds”) to accredited investors in a private placement. In addition, our board of directors approved the issuance to each Subscriber of warrants (the “Warrants” and together with the Subscription Agreements, the “Financing”), to purchase 100% of the Subscription Shares purchased by such Subscriber in the Financing, having a term of five years and a per share exercise price of $0.15. During the year ended March 31, 2014, and in April and May 2014, Subscribers purchased Subscription Shares of 8,743,337, 816,667 and 416,667 shares, respectively, with Subscription Proceeds of $1,278,759, net of costs of $24,000, $122,500 and $62,500, respectively. In addition, in accordance with the terms of the Financing, we issued Common Stock Purchase Warrants to purchase 8,743,337, 816,667 and 416,667, respectively, shares of our restricted common stock at an exercise price of $0.15 per share. In May 2014, one Subscriber exercised their Common Stock Purchase Warrant to purchase 50,000 shares of our common stock for total proceeds of $7,500.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Commitments

The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheet at March 31, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Lease Obligation

We rent two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. The current lease amendment provides for an annual escalation of 3% in the rent each February. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2013.

The future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2013 are as follows:

Years ending March 31:	Lease Commitment
2015	$615,154
2016	583,671
2017	599,689
2018	512,172

Purchase Obligations

In April 2014, we entered into an agreement with BASF to exclusively use BASF’s products. The agreement continues from this date until we purchase in aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, we are required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount we actually purchased over this period. In consideration for us exclusively using BASF’s products and fulfilling our purchase commitments, BASF paid us $250,000.

In May 2014, we entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint and material supplies. The agreement continues from May 2014 until we purchase in aggregate $1,555,000 of FinishMaster products. In consideration for our exclusive use of FinishMaster’s products and fulfilling this purchase commitments, FinishMaster paid us $25,000 and will pay an additional $25,000 upon the achievement of purchase level milestones. Should we not complete a set purchase level milestone, we would be required to pay $31,475.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Saleen Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Saleen Automotive, Inc. and subsidiaries (the “Company”), as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saleen Automotive, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their consolidated operations and cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses, utilized significant cash in operations, and has a stockholders’ deficit. In addition, as of March 31, 2014, the Company is delinquent in payment of its payroll taxes and a significant amount of the Company’s notes payable are in default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
June 30, 2014

Saleen Automotive, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
Current Assets
Cash	$1,499,889	$4,434
Cash held in trust by related party	—	175,000
Accounts receivable, net	198,538	5,352
Inventory	433,941	538,224
Prepaid expenses and other current assets	97,926	23,483
Total Current Assets	2,230,294	746,493
Long Term Assets
Property and equipment, net	546,824	340,219
Other assets	47,904	37,358
TOTAL ASSETS	$2,825,022	$1,124,070
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,048,310	$666,782
Due to related parties	148,954	709,267
Current portion of notes payable	1,275,774	1,044,074
Current portion of notes payable to Related Parties	209,452	360,500
Payroll Taxes Payable	669,575	246,075
Accrued Interest on Notes Payable	380,257	318,836
Customer Deposits	193,912	942,859
Other current liabilities	354,346	433,706
Total Current Liabilities	5,280,580	4,722,099
Accounts to be settled by issuance of equity securities	470,534	—
Notes payable, net of current portion	—	550,258
Derivative liability	5,032,786	—
Convertible Notes payable, net of discount of $3,498,981	1,337,751	—
Total Liabilities	12,121,651	5,272,357
Commitments and Contingencies
Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 137,710,501 shares issued and outstanding as of March 31, 2014	137,710	—
Super Voting Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 883,822 shares issued and outstanding as of March 31, 2014 and 2013, respectively	—	10,269
Additional paid in capital	10,431,175	4,584,976
Accumulated deficit	(19,865,514)	(8,743,532)
Total Stockholders’ Deficit	(9,296,629)	(4,148,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,825,022	$1,124,070

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the fiscal year ended March 31,
	2014	2013
INCOME STATEMENT
Revenue
Vehicles and parts	$5,158,387	$1,453,030
Design Services	121,500	1,245,985
Total revenue	5,279,887	2,699,015

Costs of goods sold
Vehicles and parts	4,277,039	1,320,061
Design Services	—	859,541
Total costs of good sold	4,277,039	2,179,602
Gross margin	1,002,848	519,413

Operating expenses
Research and development	766,996	113,903
Sales and marketing	1,709,889	489,072
General and administrative	4,261,612	2,598,616
Settlement costs (including $385,785 from related parties)	945,401	—
Depreciation and Amortization	97,061	80,892
Total operating expenses	7,780,959	3,282,483
Loss from operations	(6,778,111)	(2,763,070)
Other income (expenses)
Interest expense	(606,194)	(225,046)
Costs of reverse merger transaction	(365,547)	—
Gain in extinguishment of derivative liability	236,158	—
Change in fair value of derivative liability	(3,608,288)	—
Net loss	$(11,121,982)	$(2,988,116)
Loss per common share – basic and diluted	$(0.09)	$(0.03)
Weighted average shares outstanding basic and diluted	123,377,666	112,000,000

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the fiscal years ended March 31, 2014 and 2013

	Common Stock $0.001 Par		Super Voting Preferred Stock $0.001 Par
	Number	Amount	Number	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
March 31, 2012			832,745	$10,217	$2,290,078	$(5,755,416)	$(3,455,121)
Shares issued for cash			39,835	40	1,607,032		1,607,072
Shares issued for services			451	1	21,376		21,377
Shares issued for interest on loan			2,111	2	99,998		100,000
Shares issued in settlement of related party payables			765	1	36,250		36,251
Shares issued as employment condition			2,638	3	124,997		125,000
Shares issued for in-kind contribution of automobile			5,277	5	249,995		250,000
Value of founder shares transferred in settlement of payables					155,250		155,250
Net loss for the year						(2,988,116)	(2,988,116)
March 31, 2013	—	—	883,822	10,269	4,584,976	(8,743,532)	(4,148,287)
Shares issued upon reverse merger	8,000,000	8,000		(8,000)			—
Shares issued for directors fees			5,277	5	249,995		250,000
Shares issued for services to related parties			923	1	43,749		43,750
Shares issued for services	530,000	530	4,976	5	429,296		429,831
Shares issued as principal payments on notes payable			481		22,803		22,803
Shares issued as interest on notes payable			521	1	24,696		24,697
Shares issued for payment of accounts payable	325,128	325			102,866		103,191
Shares and warrants issued for payments of accounts payable - related parties	2,508,908	2,509			1,117,873		1,120,382
Shares issued for cash	8,793,337	8,793			1,303,707		1,312,500
Adjustment of Super Voting Preferred				(1,385)	1,385		—
Conversion of Super Voting Preferred to Common Stock	112,000,000	112,000	(896,000)	(896)	(111,104)		—
Conversion of convertible debt to Common Stock	5,553,128	5,553			410,933		416,486
Beneficial conversion feature associated with convertible debt financing					2,250,000		2,250,000
Net loss for the period						(11,121,982)	(11,121,982)
March 31, 2014	137,710,501	$137,710	—	$—	$10,431,175	$(19,865,514)	$(9,296,629)

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive Inc.

Consolidated Statements of Cash Flows

	For the fiscal year ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(11,121,982)	$(2,988,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	97,061	80,892
Change in fair value of derivative liability	3,608,288	—
Gain on extinguishment of derivative liability	(236,158)	—
Loss (gain) on extinguishment of accounts payables – Related Party	739,572	4,162
Amortization of discount on senior secured convertible notes	411,675	—
Shares issued for directors fees to related parties	250,000	—
Shares issued for interest on loan	—	100,000
Shares issued as employment condition	—	125,000
Value of founders shares transferred in settlement of related party payables	—	155,250
Note payable issued for services	—	47,749
Shares issued for services	473,581	21,377
Changes in working capital:
(Increase) Decrease in:
Cash held in trust account	175,000	(175,000)
Accounts receivable	(193,186)	(5,352)
Inventory	104,283	28,886
Prepaid expenses and other assets	(84,989)	(23,482)
Increase (Decrease) in:
Accounts payable	1,484,769	(111,894)
Due to related parties	(179,553)	481,724
Payroll taxes payable	423,500	—
Accrued interest	89,335	235,538
Customer deposits	(748,947)	79,839
Other liabilities	(79,360)	164,082
Accounts to be settled by issuance of equity securities	470,535	—
Net cash used in operating activities	(4,316,576)	(1,779,345)
Cash flows from investing activities
Purchases of property and equipment	(303,666)	(110)
Net cash used in investing activities	(303,666)	(110)
Cash flows from financing activities
Proceeds from senior secured notes payable	3,000,000	—
Proceeds from unsecured convertible notes - related parties	2,000,000
Proceeds from unsecured convertible notes	250,000
Proceeds from notes payable - related parties	575,000	275,000
Principal payments on notes payable – related parties	(703,245)	(104,962)
Principal payments on notes payable	(318,558)	—
Proceeds from issuance of common stock	1,312,500	1,607,072
Net cash from financing activities	6,115,697	1,777,110
Net increase in cash	1,495,455	(2,345)
Cash at beginning of year	4,434	6,779
Cash at end of year	$1,499,889	$4,434

(continued)

Saleen Automotive Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

	For the fiscal year Ended March 31:
	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Derivative liability related to conversion feature	$1,660,656	$—
Issuance of Common Stock on conversion of Secured Convertible Notes Payable	416,485	—
Issuance of Common Stock on payment of interest on Notes Payable	24,697	66,250
Issuance of common stock as principal on Notes Payable to related parties	22,803	—
Issuance of common stock for automotive asset	—	250,000
Beneficial conversion feature	2,250,000	—
Issuance of common stock as payment of accounts payable – related party	1,120,332	—
Issuance of common stock as payment of accounts payable	103,241	—

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$36,412	$32,809
Income taxes	$—	$—

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended March 31, 2014 and 2013

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

The Company designs, develops, manufactures and sells high performance vehicles built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers. The Company is a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet and Dodge)) of OEM American Sports Cars and the production of high performance USA-engineered racing cars. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. The Company’s Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving.

History of the Company

Saleen Automotive, Inc. (formerly W270, Inc., the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to Mr. Wesley Fry (“Fry”) at inception. Following its formation, the Company issued an additional 1,000,000 shares of its common stock to Fry. On June 21, 2012, the Company issued 2,000,000 shares of its common stock for a total of $20,000.

On November 30, 2012, Fry and W-Net Fund I, L.P. ( “W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry sold to W-Net 75.0% of the issued and outstanding shares of the Company’s common stock

Merger

On May 23, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, its wholly-owned subsidiary, Saleen Florida Merger Corporation, its wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of the Company’s wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of the Company’s wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of the Company’s Super Voting Preferred Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of the Company’s common stock (on a fully-diluted basis) was owned, collectively, by Saleen (including shares of the Company’s Super Voting Preferred Stock issued to Saleen pursuant to the Assignment and License Agreement discussed below) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger the Company is solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became the Company’s officers and Saleen Automotive’s three directors became members of the Company’s five-member board of directors. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.

On May 23, 2013, the Company also entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to the Company, license to the Company the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to the Company all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, the parties amended the Assignment and License Agreement to terminate Saleen’s obligation to assign to the Company all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. and Saleen agreed to dissolve those entities within 30 days after the Closing. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to the Company, and licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to the Company, and commenced the process of dissolving each of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. The aforementioned license may only be terminated in the event the Company files a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code. In exchange for entering into the Assignment and License Agreement, as amended, the Company issued to Saleen, as of the effective date of the Merger, 341,943 shares of its Super Voting Preferred Stock.

On June 17, 2013, the Company consummated a merger with WSTY Subsidiary Corporation, its wholly-owned subsidiary, pursuant to which the Company amended its articles of incorporation to change its name to Saleen Automotive, Inc.

The Company is presently authorized under its articles of incorporation, as amended to date, to issue 500,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Prior to January 13, 2014, 896,000 shares were designated Super Voting Preferred Stock. The rights of our Super Voting Preferred Stock were set forth in a Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock (the “Certificate of Designations”) which became effective on June 17, 2013. As of the Closing, the Company had 8,000,000 shares of common stock issued and outstanding and 896,000 shares of Super Voting Preferred Stock issued and outstanding.

Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of the Company’s Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, the Company issued to Saleen 341,943 shares of its Super Voting Preferred Stock. Each share of our Super Voting Preferred Stock was convertible into 125 shares of the Company’s common stock. Accordingly, as a result of the Merger and the transactions effectuated pursuant to the Assignment and License Agreement, as amended, Saleen and the former shareholders of Saleen Automotive owned at the time of the Closing approximately 112,000,000 shares of the Company’s common stock on an as-converted basis, and the Company’s existing stockholders owned 8,000,000 shares of its common stock.

On July 9, 2013, holders of a majority of the outstanding shares of the Company’s Super Voting Preferred Stock voted to amend the Certificate of Designations to provide that (1) each share of our Super Voting Preferred Stock will immediately and automatically convert into 125 shares of the Company’s common stock at such time that it files, at such time as determined by its board of directors, an amendment to its articles of incorporation (a) effecting a reverse stock split of its common stock or (b) effecting an increase in the authorized shares of its common stock, in each case so that we have a sufficient number of authorized and unissued shares of its common stock to permit the conversion of all outstanding shares of its Super Voting Preferred Stock into its common stock, and (2) the holders of a majority of the outstanding shares of its Super Voting Preferred Stock may elect to convert less than all but at least 50% of the outstanding shares of its Super Voting Preferred Stock, with the applicable percentage designated by such holders. On July 9, 2013, holders of a majority of the outstanding shares of the Company’s Super Voting Preferred Stock also voted to convert, upon the effectiveness of the aforementioned amendment to the Certificate of Designations, 696,000 shares of its Super Voting Preferred Stock into 87,000,000 shares of its common stock, representing approximately 77.68% of the outstanding shares of its Super Voting Preferred Stock. Such conversion became effective on July 18, 2013, upon the filing of the amendment to the Certificate of Designations. On January 13, 2014, pursuant to an amendment to the Company’s articles of incorporation increasing its authorized shares of common stock from 100,000,000 to 500,000,000, all of the remaining outstanding shares of its Super Voting Preferred Stock automatically converted into shares of its common stock, and the Super Voting Preferred Stock ceased to be a designated series of preferred stock.

Upon completion of the Merger and assuming the conversion of all the remaining Super Voting preferred stock into shares of common stock, the former stockholders of Saleen Automotive owned approximately 93% of the then outstanding shares of the Company’s common stock (including shares of Super Voting Preferred Stock convertible into shares of its common stock) and the holders of the outstanding shares of its common stock prior to the Merger owned the balance. As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations.

Consolidation policy

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc. a Florida corporation, Saleen Signature Cars, a California corporation and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Certain Prior Year Information

The Company has reclassified certain prior year amounts to conform to the current year presentation, including the reclassification of engineering salaries of $90,626 to research and development expenses and sales and marketing salaries of $186,403 to sales and marketing expenses from general and administrative operating expenses. The reclassification of these amounts had no impact on consolidated net loss or cash flows.

Going Concern

The Company’s combined financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2014, the Company incurred a net loss of $11,121,982 and utilized $4,316,576 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $9,296,629 and $3,050,286, respectively as of March 31, 2014, and as of that date, the Company owed $630,874 in past unpaid payroll taxes and $967,747 of outstanding notes payable are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31 and May 31, 2014, the Company had cash on hand in the amount of $1,499,889 and $30,972, respectively. During the year ended March, 31, 2014, the Company raised $5,250,000 through the issuance of convertible notes, including converting a $500,000 Secured Promissory Note with W-Net originally issued on October 7, 2013 into a long-term unsecured convertible note. In addition, during the year ended March 31, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 8,793,337 restricted common shares at a per share price of $0.15 for aggregate proceeds of $1,312,500, net of issuance costs of $24,000. Additional Subscribers purchased 816,667 and 416,667 restricted common shares in April and May 2014, respectively, at a per share price of $0.15 for aggregate proceeds of $122,500 and $62,500, respectively, and in April 2014 the Company received $250,000 from additional issuances of 7% unsecured convertible notes. However, additional funding will be needed to continue operations through September 30, 2014. In addition, the Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate its business beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of the S7 Supercar held for sale, the valuation of long lived assets, warranty reserves, the assumptions used to calculate its derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

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

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2014	$—	$5,032,786	$—	$5,032,786

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

Cash held in trust by related party

During the year ended March 31, 2013, the Company instituted a policy of having new investor funds held a trust account at Michaels Law Group, a law firm owned by a stockholder and board member. Funds held in trust are released as requested by the Company by agreement of a management committee. As of March 31, 2013, $175,000 of funds was held in trust by Michaels Law Group. As of March 31, 2014, all funds held in trust have been disbursed to the Company and the Company no longer utilizes this trust account.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. For the most part, the Company generally requires advance payments for cars and credit card payments for parts. As of March 31, 2014 the Company had an allowance for doubtful accounts of $46,519. There was no allowance necessary as of March 31 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist primarily of parts for both resale and conversion of automotive chassis. The Company will typically buy the automobile chassis of the vehicle to be converted from the Ford, Chevrolet and Dodge dealers or directly from the manufacturer and then modify the vehicle as ordered. The Company typically has no finished goods inventory, as the Company builds to order, other than parts held for resale.

	March 31, 2014	March 31, 2013
Parts and work in process	$183,941	$288,224
S7 Supercar held for sale	250,000	250,000
Total inventories	$433,941	$538,224

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

The Company had no such asset impairments at March 31, 2014 or March 31, 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company places the cars or products on the carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured and generally collects before shipment. Except for warranties, the Company has no post-sales obligations nor does the Company accept returns.

Contract Revenue and Cost Recognition on Design Services

The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. This method is used because costs are the best available measure of progress on contracts. Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion. The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated. During the years ended March 31, 2014 and 2013, the Company realized revenue from a contract with a major Hollywood movie producer to design and build replica supercar racing automobiles for the Need for Speed movie, which was released in March 2014. The Company did not have any other design contracts during the years ended March 31, 2014 and 2013.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 and 302SC Mustang, Saleen 570 Challenger, and Saleen 620 Camaro high performance vehicle. The Company provides a one-year or 12,000 miles New Vehicle Limited Warranty with every Saleen 351 Mustang, Saleen 570X Challenger, and Saleen 620X Camaro high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). The Company started providing a warranty reserve in fiscal year 2014 in conjunction with the increased volume of vehicle sales. Changes in the product warranty accrual for the fiscal years ended March 31, 2014 and 2013 were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2014	$-	$(16,763)	$36,763	$20,000
Fiscal 2013	$-	$(14,236)	$-	$-

Business Segments

The Company currently has one operating business segment that is converting automobiles into high performance vehicles and selling related parts.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. Research and development costs were $766,996 and $113,903 during the years ended March 31, 2014 and 2013, respectively, and were expensed as incurred.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. During the year ended March 31, 2014, advertising, sales and marketing expenses were $59,993, $110,275, and $644,321, respectively. During the year ended March 31, 2013, advertising, sales and marketing expenses were $12,337, $1,906, and $86,877, respectively.

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

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive. As of March 31, 2014, warrants convertible into 11,252,245 shares of common stock, and Notes convertible into 66,632,617 shares of common stock have been excluded from diluted loss per share because they are anti-dilutive.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. Weighted average shares outstanding include, as of the earliest period presented, the equivalent number of common shares that were converted upon conversion of all the Super Voting Preferred Stock, as these shares have the same characteristics of common stock.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation or the equivalent government body in other countries, and accounts receivable. The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. Management is currently evaluating the impact, if any, of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Tooling	$470,399	$384,293
Equipment	264,837	121,186
Leasehold improvements	203,311	129,402
Total, cost	938,548	634,882
Accumulated Depreciation and Amortization	(391,724)	(294,663)
Total Property, Plant and Equipment	$546,824	$340,219

Depreciation and amortization expense for the years ended March 31, 2014 and 2013 was $97,061 and $80,892, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	March 31, 2014	March 31, 2013
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in August 2014 (1)	$442,479	$582,258
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	414,500	414,500
Subordinated secured note payable, interest at 10% per annum, payable March 16, 2010, currently in default (3)	61,046	105,312
Subordinated secured note payable, interest at 10% per annum payable March 31, 2009, in default as of March 31, 2013, paid in full in 2014	—	124,513
Subordinated secured note payable for legal services rendered, non-interest bearing, payable on October 25, 2014, currently in default (4)	37,749	47,749
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (5)	320,000	320,000
Total notes payable	1,275,774	1,594,332
Less: current portion of notes payable	(1,275,774)	(1,044,074)
Notes payable, net of current portion	$—	$550,258

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. In April 2014, the Company entered into a settlement agreement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014. In accordance with the settlement agreement, the Company is required to pay $442,479 to this bank in August 2014 as full settlement of remaining principal amount owed.

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of March 31, 2014 and March 31, 2013, respectively, the bonds were in default due to non-payment.

On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco a holder of a bond payable of $317,500. See further discussion in Subsequent Events – Note 11.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrues interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default on March 31, 2014 due to non-payment.

(4)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by interest in certain intellectual property. The note was in default as of March 31, 2014 due to non-payment. The Company made a payment of $10,000 during the years ended March 31, 2014.

(5)	On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco a holder of a note payable of $200,000. In addition, on June 27, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Jim Marsh, a holder of a note payable of $100,000. See further discussion in Subsequent Events – Note 11.

Total interest expense was $182,505 and $225,046 for the years ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and March 31, 2013, $380,257 and $318,836, respectively, of interest on notes payable remains unpaid

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	March 31, 2014	March 31, 2014
Unsecured note payable to a stockholder, non-interest bearing, due on April 1, 2014, current in default. (1)	$102,000	$100,500
Note payable to a stockholder, secured by S7 Supercar automobile, interest at 10% per annum payable quarterly, due and paid off on May 23, 2013.	—	200,000
Unsecured note payable to a stockholder, interest at 10% per annum payable at various maturity dates, currently in default. (2)	32,452	60,000
Unsecured $100,000 revolving promissory note to a stockholder, interest at 12% per annum payable in full on November 14, 2014. $25,000 available at March 31, 2014.	75,000	—
Total notes payable, related parties	$209,452	$360,500

(1)	As of March 31, 2014, the Company had a bond payable of $63,000 issued to a stockholder on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The bond accrues interest at 6% per annum and is secured by the real and personal property of Saleen Signature Cars. The Company also had a $37,500 note payable to the same stockholder payable on various dates ranging from September 2008 to August 2010. The bond and the note were in default as of March 31, 2014.

(2)	Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 with interest bearing at 10% per annum and due in full on February 10, 2009. The note was in default at March 31, 2013. On May 22, 2013, the Company entered into a Settlement Agreement and Mutual General Release by agreeing to pay $35,000, of which $5,000 was due by June 3, 2014, $10,000 due by July 31, 2014, $10,000 due by October 31, 2014, and $10,000 by March 31, 2014. The Company also issued 739 shares of Super Voting Preferred Stock in conjunction with this Agreement valued at $35,000, of which $22,803 was applied toward the principal balance of the note and $12,197 was accounted for interest expense. The Company paid $4,745 during the quarter ended March 31, 2014. The note was in default as of March 31, 2014 due to non-payment. In April 2014, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby it agreed to issue 527,520 of common stock along with a five-year warrant to purchase 527,520 shares of its common stock at an exercise price of $0.15 per share in exchange for cancellation of all amounts owed and mutual general release.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

CONVERTIBLE NOTES ARE COMPRISES AS FOLLOWS:

	March 31, 2014	March 31, 2013
Senior secured convertible notes payable to private accredited investor group, convertible into 41,777,457 shares of common stock, interest accrued at 3% per annum, notes mature on June 25, 2017	$2,586,732	$—

Unsecured convertible notes payable to private accredited investor group, convertible into 32,142,857 shares of common stock, interest accrued at 7% per annum, notes mature in March, 2017	2,250,000
	4,836,732	—
Less: discount on notes payable	(3,498,981)	—
Notes payable, net of discount	$1,337,751	$—

Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each 2014 Note is initially convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share.

Each Note is convertible at any time into common stock at a specified conversion price, which currently is $0.075 per share. Prior to June 2014, the Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company's common stock, including conversions or exchanges of such and the agreements included an anti-dilution provisions that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. If the Company's shares are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price, then such conversion price will be reduced by full ratchet anti-dilution adjustments that will reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance. In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount.

The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance on June 26, 2013 notes, the initial fair value of the embedded beneficial conversion feature of the notes to be $1,660,656. This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes (see note 6). During the year ended March 31, 2014, the Company amortized $411,675 of the valuation discount, and the remaining unamortized valuation discount of $1,248,981 as of March 31, 2014, has been offset against the face amount of the notes for financial statement purposes. As a result of the 3% First Amendment entered into in June 2014, the conversion price is no longer subject to fluctuation based on the occurrence of future offerings or events and thus, the Company will not recognize a derivative liability related to these notes after March 31, 2014.

During the twelve months ended March 31, 2014, certain note holders converted $413,268 of principal and $3,216 of interest for 5,553,128 shares the common stock.

Unsecured convertible notes

In March 2014, as amended in June 2014 (See further discussion in Subsequent Events – Note 11) the Company issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes will pay 7.0% interest per annum with a maturity of 3 years (March and April, 2017). No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each Note is initially convertible at any time into common stock at a specified conversion price, which currently is $0.07 per share. The conversion price is adjustable to the lower of $0.07 or the three lowest daily volume weighted average price of the Company’s common stock during the twenty consecutive trading days immediately preceding any conversion date. However, in no event shall the conversion price be lower than $0.03 per share. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of common stock, the Company entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of the date of the note, the conversion price would in no event adjust below $0.03 per share. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount (see Note 11).

As the conversion price of $0.07 reflected a price discount below the fair market value of the Company’s common stock as of the date of the Notes, there was deemed a beneficial conversion feature associated with these Notes. As such, the Company recorded $2,250,000 representing the intrinsic value of the beneficial conversion feature at the date of the Notes in additional paid-in capital. The value of the beneficial conversion feature will be amortized over the term of the Notes.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s senior secured convertible notes (described in Note 5), do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument.  The conversion feature of the notes has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As discussed further in Note 5, in June 2014 the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result of this amendment, the Company will no longer recognize a derivative liability related to these notes after June 2014.

As of June 26, 2013, the date of issuance, and March 31, 2014, the derivative liability was valued using a model with the following assumptions:

	June 26, 2013 Date of Issuance (Using Mote Carlo Model)	March 31, 2014 (using Black Scholes Model)
Conversion feature:
Risk-free interest rate	1.75%	0.05%
Expected volatility	75.0%	100%
Expected life (in years)	3.48 years	.25 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$1,694,000	$5,032,786

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the date from March 31, 2014 to the date of the Amendment in June 2014. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of March 31, 2014 and 2013 are as follows:

Related Party:	March 31, 2014	March 31, 2013
Steve Saleen (a)	$100,000	$300,000
Miranda & Associates (b)	-	167,222
Michaels Law Group (c)	23,954	242,045
Top Hat Capital (d)	25,000	-
	$148,954	$709,267

(a)	During the year ended March 31, 2014 and 2013, the Company incurred $131,787 and $340,000, respectively, in officers’ salary expense due its Director, Chairman and CEO, Mr. Steve Saleen.

As of March 31, 2013 $300,000 was due Mr. Saleen. In addition, during the year ended March 31, 2014, Mr. Saleen loaned the Company $20,500 payable on demand. In March 2014, Mr. Saleen agreed to forgive $353,787 of amounts owed, which the Company recognized as a gain and offset to settlement expenses in the Statement of Operations. As of March 31, 2014 the remaining balance of $100,000 payable to Mr. Saleen for his unpaid officers’ salary is included in amounts due related parties.

(b)	During the year ended March 31, 2014 and 2013, the Company incurred $259,534 and $297,842, respectively, in accounting advisory and CFO services with Miranda & Associates, a firm owned by its former Chief Financial Officer, Mr. Robert Miranda.

As of March 31, 2013, $167,222 was payable to Miranda & Associates. During the year the Company paid to Mr. Miranda $252,663. In March 2014, the Company entered into a Separation Agreement and General Release whereby in settlement of all remaining amounts due him, the Company issued 1,061,408 shares of common stock and five year warrants to purchase 1,061,408 shares of common stock at an exercise price of $0.15 per share along with cash of $10,000 in exchange for amounts owed as of March 31, 2014. The value of the common stock issued was $212,282 based on a stock price of $0.20 on date of settlement. The Company valued the warrants at $169,825 using the Black-Scholes option pricing model using the following assumptions: (i) fair market value of stock of $0.20; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $218,014 in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $10,000 cash paid and the amount owed of $174,093.

(c)	During the year ended March 31, 2014 and 2013, the Company incurred $365,251 and $371,357, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by its Director and General Counsel, Mr. Jonathan Michaels.

As of March 31, 2013, $242,045 was payable to Michaels Law Group for these services. During the year the Company paid to Mr. Michaels $330,650. In March 2014, the Company entered into a Retainer Agreement whereby the Company issued 1,447,500 shares of common stock and five year warrants to purchase 1,447,500 shares of common stock at an exercise price of $0.15 per share along with cash of $36,459 in exchange for amounts owed through February 2014. The value of the common stock issued was $405,300 based on a stock price of $0.28 on date of settlement. The Company valued the warrants at $332,491 using the Black-Scholes option pricing model using the following assumptions: (i) fair market value of stock of $0.28; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $521,558 included in settlement expenses in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $36,459 cash paid and the amount owed of $252,692. As of March 31, 2014, $23,954 was payable to Michaels Law Group for March 2014 services.

(d)

During the year ended March 3, 2014, the Company incurred $35,000 in investment advisor and research services from Top Hat Capital, whose owner is a Director. As of March 31, 2014, $25,000 of this amount was included in due to related parties.

Other Transactions

During the year ended March 31, 2014, the Company issued the equivalent of 5,277 shares of its Super Voting Preferred stock, to Robert J. Miranda and Jonathan Michaels (2,638.5 shares each). These shares were valued at $47.38 per share for a total value of $250,000. These shares were issued in consideration of Messrs. Miranda’s and Michaels’ service on the Company’s board of directors for the period April 1, 2014 through March 31, 2014. During the year ended March 31, 2014, the Company recorded $250,000 of these director’s fees as director’s fee expense.

During the year ended March 31, 2013, the Company incurred $120,000 in consulting fees with a stockholder for marketing, business development, engineering, business management, and financial advisory services.

During the year ended March 31, 2013, we incurred $315,750 in consulting fees with shareholders for marketing, business development, engineering, business management, and financial advisory services. The amounts incurred with these related parties are as follows:

Related Party:	March 31, 2013
Greentech Consulting	$62,750
Alexander James LLC	130,000
Anthony Lanham	10,000
Brian Black	13,000
RAV Marketing, LLC	100,000
$315,750

NOTE 8 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $15,600,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. The utilization of the losses is also limited by the fact that the combined companies prior to the reverse merger file on a separate basis and losses on one cannot offset profits on the other. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes based on the Company’s past operations that there is no evidence or assurance that the carry forwards will be utilized. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

	March 31, 2014	March 31, 2014
Deferred income tax asset:
Net operating loss carry forward	$4,773,000	$3,316,000
Valuation allowance	(4,773,000)	(3,316,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2014	March 31, 2014
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
State tax net of federal tax benefit	(5.80)%	(5.80)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2014 and March 31, 2013, respectively.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2014 and March 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized under its articles of incorporation, as amended, to issue 500,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Under the terms of the Merger Agreement, all of the outstanding shares of capital stock held by Saleen Automotive’s former shareholders were exchanged for 554,057 shares of the Company’s Super Voting Preferred Stock, and under the terms of the Assignment and License Agreement, as amended, the Company issued to Saleen 341,943 shares of its Super Voting Preferred Stock. Each share of the Company’s Super Voting Preferred Stock was convertible into 125 shares of its common stock.

On July 9, 2013, holders of a majority of the outstanding shares of the Company’s Super Voting Preferred Stock voted to convert, 696,000 shares of its Super Voting Preferred Stock into 87,000,000 shares of its common stock. Such conversion became effective on July 18, 2013, upon the filing of the amendment to the Certificate of Designations.

During the twelve month period ended March 31, 2014, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $47.38 per share for a total valuation of $576,981 based on management’s estimate of value of the shares issued.

On January 13, 2014, pursuant to an amendment to the Company’s articles of incorporation increasing the authorized shares of its common stock to 500,000,000, all of the remaining outstanding shares of its Super Voting Preferred Stock automatically converted into shares of its common stock, and the Super Voting Preferred Stock ceased to be a designated series of preferred stock.

Issuance of common stock

During the year ended March 31, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 8,793,337 restricted shares of the Company’s common stock at a per share price of $0.15 for aggregate proceeds of $1,312,500, net of issuance costs of $24,000. In accordance with the issuances, the Company issued Common Stock Purchase Warrants to purchase 8,743,337 shares of its common stock at an exercise price of $0.15 per share.

During the year ended March 31, 2013, the Company issued the equivalent of 39,835 shares of its Super Voting Preferred Stock for cash of $1,607,072.

During the year ended March 31, 2013, the Company issued the equivalent of 5,277 shares of its Super Voting Preferred Stock in exchange for an automobile valued at $250,000 and issued the equivalent of 5,965 shares of its Super Voting Preferred Stock valued in the aggregate at $282,628 in exchange for interest on a related party note, settlement of claims, payment of loans, and professional services.

During the year ended March 31, 2013, founders shares were transferred from two of the founders to a third founder in payment of $142,205 of related party payables. These founders share transfers were valued at $155,250 based on management’s estimate of value of the common shares issued and reflected as a cost and as a contribution of additional paid in capital in the accompanying financial statements.

Warrants

The following summarizes warrant activity for the Company during the year ended March 31, 2014 and 2013:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2013	—	$—	—
Issued	11,252,245	0.15	4.8
Exercised	—	—
Outstanding March 31, 2014	11,252,245	$0.15	4.8

The intrinsic value of the warrants as of March 31, 2014 was $787,657.

Omnibus Incentive Plan

In March 2014, the Company's board of directors approved the 2014 Omnibus Incentive Plan (the “Plan”), which is administered by the Company’s board of directors or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). A total of 28,905,763 shares of common stock have been authorized for issuance and reserved under the Plan. The Plan was approved by the Company's stockholders on January 13, 2014. As of March 31, 2014, no options have been issued or granted under the Plan.

In connection with the appointment of three new board members in October 2013, December 2013 and May 2014, the Company is obligated to each of these new board members to grant options to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the fair market value as of the date of grant, with subsequent grants to each of these new board members of options to purchase 125,000 shares of the Company’s common stock at a price equal to the then fair market value for each subsequent year that the board members serve as directors.

NOTE 10 – COMMITMENTS AND CONTINGINCIES

Facilities Leases

The Company rents two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. Rent expense during the twelve months ended March 31, 2014 and 2013 was $508,802 and $348,199, respectively. The current lease amendment provides for an annual escalation of 3% in the rent each February and provides for one option to extend beyond January 2018 for periods from 36 to 60 months. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2014.

The future minimum rental payments required under the non-cancelable operating leases described above as of March 31, 2014 are as follows:

Years ending March 31:	Lease Commitment
2015	$615,154
2016	583,671
2017	599,689
2018	512,172
$2,310,686

Employment Agreements

On August 1, 2011, Saleen Automotive entered into an Employment Agreement with Saleen under which he is currently compensated at the rate of $20,000 per month, which shall not be reduced. The Employment Agreement provides for increased compensation of $27,500 per month, $32,500 per month and $37,500 per month if Saleen Automotive is successful in raising a cumulative gross amount of $5 million, $7.5 million and $10 million in capital, respectively. The Employment Agreement also provides that Saleen Automotive will establish and maintain on or before September 30, 2013, a bonus program for Saleen that will compensate Saleen in amounts up to his annual bases salary, based on objective criteria. Saleen Automotive and Saleen are currently determining the parameters of that bonus plan. The Employment Agreement provides for Saleen’s service as Saleen Automotive’s Chief Executive Officer, and provides that Saleen Automotive is disallowed from changing the title of Saleen’s position or from diminishing his responsibilities of overseeing the operations of Saleen Automotive. The Employment Agreement has a term of eight years, and will automatically continue thereafter for successive 12 month periods unless and until either party gives the other party written notice of termination prior to the end of a term. In the event Saleen Automotive terminates the Employment Agreement without cause (as defined in the Employment Agreement), or otherwise materially breaches the Employment Agreement and such material breach remains uncured after 15 days’ written notice, Saleen will be entitled to a severance payment of 1.50 times his then-current annual salary plus $2 million, payable in cash or cash-equivalents within 30 days of the date of termination.

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of our business. The Company is currently a party to several legal proceedings related to claims for payment that are currently accrued for in its financial statements as accounts or notes payable. Except for income tax contingencies (commencing April 1, 2009), the Company record accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

SSC is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claims breach of contract related to an engine installed by a third party vendor. The suit claims $200,000 in damages plus interest, legal fees and costs of litigation. The Company filed a cross complain against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, the Company settled this claim by agreeing to pay of $112,500 over a period of 18 months.

SSC is the plaintiff in a case filed against Connects Marketing and Eric Hruza on July 2, 2012 in the United States District Court, Central District of California, Southern Division, for misappropriation of trade secrets, trademark infringement and other related causes of action. The suit seeks damages in excess of $1,000,000 and is currently pending.

SSC is the plaintiff in a case filed against Douglas Lopez & Rumm, LLP, Diana Lopez and Dana Douglas on October 16, 2012 in the California Superior Court, Orange County, for legal malpractice for their failure to adequately represent SSC in its litigation against Connects Marketing for the installation of defective engines in SSC vehicles. The suit seeks damages in excess of $1,000,000. The defendants have filed a cross-complaint against SSC and Saleen for payment for legal services rendered in the amount of $10,000. The Company has recorded this liability in its books.

In February 2014, SSC received a Complaint from a bank alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the bank agreed to dismiss the suit in exchange for our payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and our agreement to pay the remaining recorded balance of $443,000 to the bank in August 2014.

Although the Company’s management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future.

NOTE 11 – SUBSEQUENT EVENTS

Common stock

In April and May 2014, the Company entered into Subscription Agreements with certain accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 816,667 and 416,667 restricted shares of its common stock at a per share price of $0.15 for aggregate proceeds of $122,500 and $62,500, respectively.

Purchase Commitments

In April 2014, the Company entered into an agreement with BASF to exclusively use BASF’s products for paint work. The agreement continues from May 2014 until the Company purchases in aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, the Company is required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount it actually purchased over this period. In consideration for the Company’s exclusive use of BASF’s products and fulfilling this purchase commitments, BASF paid the Company $250,000, which will be amortized over 36 months.

In May 2014, the Company entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint material supplies. The agreement continues from May 2014 until the Company purchases in aggregate $1,555,000 of FinishMaster products. In consideration for the Company’s exclusive use of FinishMaster’s products and fulfilling this purchase commitments, FinishMaster paid the Company $25,000 and will pay an additional $25,000 upon the achievement of purchase level milestones. Should the Company not complete a set purchase level milestone, the Company would be required to pay $31,475, which will be amortized over 36 months.

Note Payable Settlement Agreements

In April 2014, the Company entered into a General Release agreement with James Brakke for an outstanding principal and interest of $32,452 and $2,214, respectively, in exchange for (1) issuance of 527,520 shares of common stock and (2) issuance of a five year warrant to purchase 527,520 of common stock at an exercise price of $0.15 per share. The value of the common stock issued was $110,779 based on a stock price of $0.21 on date of settlement. The Company valued the warrants at $122,103 using the Black-Scholes option pricing model using the following assumptions: (i) fair market value of stock of $0.21; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $153,754 in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued and the amount owed.

On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against the Company for outstanding Note and Bond payables to Thomas Del Franco, which consisted of principal and interest of $517,500 and $186,028, respectively, in exchange for (1) the Company’s payment to Mr. Del Franco of $250,000 (the “Settlement Payment”) and (2) issuance of 2,500,000 shares of its common stock (the “Settlement Shares” and together with the Settlement Payment, the “Settlement Amount”). The Settlement Shares had a value of $425,000 based on the closing price of the Company’s common stock on May 7, 2014 of $0.17. The parties to the Settlement Agreement also agreed to release each other from all claims arising from their prior business dealings. The Del Franco Parties have agreed to a contractual restriction on the sale of the Settlement Shares whereby for a period of 12 months from and after the expiration of any applicable restricted periods imposed by applicable federal and state securities laws and regulations, including Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), the Del Franco Parties will not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, more than 200,000 of the Settlement Shares in any given calendar month.

In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with Jim Marsh American Corporation for an outstanding principal and interest of $100,000 and $53,346, respectively, in exchange for (1) issuance of 800,000 shares of common stock and (2) cash payment of $35,000. The value of the common stock issued was $120,000 based on a stock price of $0.15 on date of settlement.

Convertible Note Amendments

In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a fundamental transaction, as defined, were to occur, the potential liquidated damages was set to a fixed amount. As a result of this amendment, the conversion price is no longer subject to fluctuation based on the occurrence of future offerings or events and thus, the derivative liability recorded as of March 31, 2014 will be extinguished in the quarter ending June 30, 2014.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of common stock, the Company entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of the date of the note, the conversion price would in no event adjust below $0.03 per share. In addition, if a fundamental transaction, as defined, were to occur, the potential liquidated damages was set to a fixed amount.

Item 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth in the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2014 primarily due to the limited size of our staff and budget.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position(s)
Steve Saleen (1)	65	Chief Executive Officer, President and Director
David Fiene	43	Chief Financial Officer and Secretary
Jonathan A. Michaels (1)	45	General Counsel and Director
Gary Freeman (2)	45	Director
Jeffrey Kraws (3)	49	Director
Joe Amato (4)	69	Director

(1) These persons were appointed to their respective positions effective June 26, 2013.

(2) Appointed October 31, 2013.

(3) Appointed December 11, 2013.

(4) Appointed May 9, 2014.

Steve Saleen, our founder, Chief Executive Officer, President and one of our directors, has been president and CEO of SMS since its formation in July 2008. He has been board chairman and CEO of Saleen Automotive since its formation in July 2011. Mr. Saleen is considered one of the most successful and well known automotive icons in the country, making him a well-qualified candidate to serve as our CEO and director. Mr. Saleen’s entrepreneurial business plan laid the groundwork for an entire new industry of design, engineering, manufacturing and sales of high performance vehicles that were race proven and marketed for sales through new car dealership showrooms nationwide. This included very successful racing programs featuring himself as a lead driver in vehicles of his design that went on to win numerous national championships. Mr. Saleen is generally recognized for his expertise in small volume vehicle manufacturing, vehicle transformation processes and mass customization – creating customized products in an efficient mass – production manner. Mr. Saleen has a bachelor’s degree in business from the University of Southern California.

David Fiene joined us in June 2013 as Vice President of Finance and was later appointed Chief Financial Officer and Secretary in December 2013. Mr. Fiene has more than 18 years of experience in finance and accounting including with both public and private entities. He previously served as Managing Director for Advantage Sales and Marketing, as $1 billion consumer products company. Prior to Advantage Sales and Marketing, he served as Director of Accounting at Multi-Fineline Electronix, Inc., a $750 million manufacturer of flexible printed circuit boards. Mr. Fiene also spent ten years with PricewaterhouseCoopers LLP in a variety of roles, where he participated in numerous audits, corporate finance transactions, IPOs, merger and acquisition transactions, carve outs, spinoffs, and many different types of public filings for Fortune 100 companies. Mr. Fiene is a licensed Certified Public Accountant in California and has a bachelor’s degree in Business from Benedictine University.

Jonathan A. Michaels, our General Counsel and one of our Directors, has served as the general counsel for Saleen Automotive and SSC since their inception. Prior to that, Mr. Michaels served as the general counsel for Saleen, Inc., dating back to 2004. Mr. Michaels is the founding member of Michaels Law Group, APLC, a business law firm in Newport Beach that focuses on representing clients in the automotive industry, making him a well-qualified candidate to serve on our board of directors. Mr. Michaels graduated from the USC Marshall School of Business in 1992 and from Whittier Law School in 1995, finishing in the top 4% of his class. While in law school, Mr. Michaels served as an editor of the Whittier Law Review, represented his alma mater in several national Moot Court Honors Board competitions and, among other things, published a winning Law Review article that is permanently housed in the U.S. Library of Congress. Since 1995, Mr. Michaels has represented clients in complex litigation at all levels of state and federal court throughout the United States, resulting in substantial verdicts and settlements. In particular, Mr. Michaels has extensive experience representing clients in the automotive industry against some of the largest auto manufacturers in the world. During his tenure, Mr. Michaels has litigated cases against General Motors, Nissan North America, American Honda, AM General, Toyota Motor Sales, DaimlerChrysler, Kia Motors, Land Rover USA, Ford Motor Company, Jaguar Cars and Chrysler Group. Mr. Michaels has also been recognized by his peers for his outstanding ability. He has received the AVVO rating of “Excellent,” and has been named to Southern California Super Lawyers – a distinction given to no more than 5% of the attorneys in the state. Mr. Michaels has also been invited to guest lecture at undergraduate and graduate programs at some of the world’s most prestigious Universities, and he has written extensively in the legal community, with numerous publications to his credit. In 2012, Mr. Michaels was named “Attorney of the Year” by his law school alma mater. Mr. Michaels is a member of the California and Colorado State Bars, and is actively involved in the Southern California community.

Gary Freeman was appointed as a director in October 2013. Mr. Freeman, is currently a Partner in Beach, Freeman, Lim & Cleland’s Audit and Accounting services division. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career, including Co-President and Chief Financial Officer of Trestle Holdings, Inc., Chief Financial Officer of Silvergraph International and Chief Financial Officer of Galorath Incorporated. Mr. Freeman currently serves as a member of the board of directors of AtheroNova Inc. (AHRO) and Vantage Associates Inc., and has served as a member of the board of directors of Blue Holdings, Inc., Trestle Holdings, Inc. and GVI Security Solutions. Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner. Mr. Freeman brings to our board of directors his extensive experience in accounting and financial matters for public companies. Mr. Freeman is an independent board member and also serves on our audit and compensation committees.

Jeffrey Kraws was appointed as a director in December 2013. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also serves on the board of directors of Synthetic Biologics, Inc. (NYSE: SYN). Mr. Kraws brings to our board of directors significant strategic, business and financial expertise. He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York-Buffalo. Mr. Kraws is an independent board member and also serves on our audit and compensation committees.

Joe Amato was appointed as a director in May 2014. In 24 years of competition as an owner and driver in the National Hot Rod Association’s (NHRA) Top Fuel category, Mr. Amato has achieved immense success behind the wheel of a dragster. Mr. Amato began racing cars as a teenager, when he worked at his family’s auto parts store. He eventually built the business into Keystone Automotive, a large and successful automotive wholesaler and distributor. His racing career spans from 1983 to 2001 and in that time he set drag racing records that are so far unparalleled in the 54-year history of the NHRA. Between 1982 and 2000, he finished in the Top 10 every year. Eye surgery forced him to retire from competitive driving at the end of the 2000 season. He then participated as a team owner with Amato Racing until selling the business and retiring permanently in 2005. Since 2005, Mr. Amato currently owns and operates multiple commercial real estate properties through Joe Amato Properties, comprising over 400,000 square feet of rental space, vacant land destined for further commercial development and local housing developments. Mr. Amato’s experience in the automotive aftermarket parts and racing industry makes him a valuable addition to our board of directors. Mr. Amato is an independent board member.

Our directors will be determined pursuant to a Voting Agreement we entered into on June 26, 2013 by Saleen and the Purchasers in the Capital Raise. Together, such parties hold a majority of our outstanding shares of common stock and, under the Voting Agreement, are obligated to vote for the directors determined as described below. The authorized number of our directors is five. Those directors will consist of three directors—Messrs. Saleen, Michaels and Kraws—whose replacements will be determined under the terms of the Voting Agreement by Saleen, one director—Mr. Freeman—whose replacement will be determined under the terms of the Voting Agreement by the holders of a majority of the outstanding shares held by purchasers of our June 2013 Notes, and one director—Mr. Amato—whose replacement will be determined under the terms of the Voting Agreement jointly by the holders of a majority of the outstanding shares held by Saleen and by the holders of a majority of the outstanding shares held by purchasers of our June 2013 Notes. The obligations of the parties signatory to the Voting Agreement to vote to set the number of directors constituting our board of directors at 5 and to vote to elect the directors as designated thereunder terminates on the 4th anniversary of the date of the Voting Agreement.

Director Independence

Our board of directors currently consists of five members – Messrs. Saleen, Michaels, Freeman, Kraws and Amato – with no vacancies. We are not a “listed issuer” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Currently, Messrs. Freeman, Kraws and Amato are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. In addition, Messrs. Freeman and Kraws serve on our audit and compensation committees.

Our board of directors is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our board of directors also approves our financial statements. Our board has established audit and compensation committees, whose duties are as follows:

●	The Audit Committee has oversight responsibilities regarding risk related to our financial statements and auditing, accounting and related reporting processes, and systems of internal controls regarding finance, accounting, financial reporting, and business practices. In addition, the Audit Committee has oversight over any material financial risks as designated by management or the independent auditors.

●	The Compensation Committee has oversight regarding the effect of compensation policies and structure on our risk profile. In addition, the Compensation Committee oversees and advises our board of directors on risks related to executive officer and director compensation as well as incentive, equity-based, and other compensatory plans.

We do not have a nominating committee for persons to be proposed as directors for election to our board of directors. The duties and functions performed by such committee are performed by our board of directors. We do not have any restrictions on stockholder nominations under our articles of incorporation, however, our bylaws do contain advance notice requirements for stockholder nominations for directors. Other restrictions are those applicable generally under the Nevada Revised Statutes and the federal proxy rules. Currently, our entire board of directors decides on nominees, on the recommendation of one or more members of our board of directors. We are not a “listed issuer” under SEC rules and are therefore not required to have a nominating committee comprised of independent directors.

Indemnification

We are a Nevada corporation. The Nevada Revised Statutes and certain provisions of our articles of incorporation, as amended, and bylaws under certain circumstances provide for indemnification of our officers, directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to our bylaws and to the statutory provisions.

In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person is not liable due to conduct that constituted a breach of his or her fiduciary duties and such breach involved intentional misconduct, fraud or a knowing violation of law, and that person’s actions were in good faith, were believed to be in our best interest, and were not unlawful. Indemnification may not be made for any claim as to which the person seeking indemnity has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to our company unless the court in which the action or suit was brought or another court of competent jurisdiction determines that in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court deems proper. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of our board of directors, by legal counsel, or by a vote of our stockholders, that the applicable standard of conduct was met by the person to be indemnified. Under our articles of incorporation, as amended, and bylaws , we will advance expenses incurred by officers, directors, employees or agents who are parties to or are threatened to made parties to any threatened, pending or completed action by reason of the fact that such person was serving in such capacity, prior to the disposition of such action and promptly following request therefor, upon receipt of an undertaking by or on behalf of such person to repay such advances if it should be determined ultimately that such person is not entitled to indemnification.

The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of stockholders or directors. The Nevada Revised Statutes also grant us the power to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and we have obtained such a policy.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, except for the legal proceedings described above to which Steve Saleen is a party, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Ethics

We have not adopted a formal written corporate code of ethics that applies throughout our Company; however, the Board is currently considering adopting a Code of Ethics in the near future.

Meetings of the Board of Directors and Committees

Our board of directors held four general meetings during our fiscal year ended March 31, 2014. Each director attended all the meetings of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid to our Chief Executive Officer and to each of our other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary($)	Stock Awards($)		All Other Compensation($)		Total($)
Steve Saleen(1)	2014	335,628	-		-		335,628
CEO, President & Chairman	2013	340,000	-		-		340,000

Robert J. Miranda	2014	-	382,107(	3)	197,000(	2)	579,107
Former Director, CFO & Secretary	2013	-	-		297,842		297,842

Jonathan Michaels	2014	-	737,791(	5)	204,758(	4)	943,013
Director & General Counsel	2013	-	-		216,250		216,250

David Fiene(6)	2014	117,289	37,500		26,000		180,789
Chief Financial Officer	2013	-	-		-		-

(1)	During the years ended March 31, 2013, we incurred $340,000 in officers’ salary expense with our Director, Chairman and CEO, Mr. Steve Saleen. As of March 31, 2013 $300,000 was payable to Mr. Saleen for his officers’ salary. Effective March 31, 2013, Mr. Saleen agreed to defer the $300,000 of unpaid salary for payment on April 1, 2014. In March 2014, Mr. Saleen agreed to forgive this amount owed.

(2)	Represents fees for CFO services rendered by Mr. Miranda through his accounting firm, Miranda & Associates, A Professional Accountancy Corporation. Mr. Miranda resigned in November 2013.

(3)

In March 2014, the Company entered into a Separation Agreement and General Release whereby the Company issued 1,061,408 shares of common stock valued at $212,282 and five year warrants to purchase 1,061,408 shares of common stock at an exercise price of $0.15 per share valued at $169,825, along with cash of $10,000 in exchange for amounts owed as of March 31, 2014.

(4)	Represents fees for legal services rendered by Mr. Michaels through his law firm, Michaels Law Group. We have engagement agreements, as amended, with Michaels Law Group (“MLG”). Under the terms of the engagement agreements, MLG performed certain litigation, legal advisory, transaction advisory and other legal services for us including the provision of executive General Counsel services (including, without limitation, the services of Mr. Jonathan Michaels, our General Counsel). We paid MLG fees for the services provided by Mr. Michaels and other professional associates of his law firm.

(5)	In March 2014, the Company entered into a Retainer Agreement whereby the Company issued 1,447,500 shares of common stock valued at $405,300 and five year warrants to purchase 1,447,500 shares of common stock at an exercise price of $0.15 per share valued at $332,491, along with cash of $36,459 in exchange for amounts owed through February 2014.

(6)	David Fiene joined us in June 2013 as Vice President of Finance and was appointed Chief Financial Officer on December 11, 2013. In June 2013, Mr. Fiene was issued 98,939 fully vested restricted common shares.

Employee Contracts

On August 1, 2011, Saleen Automotive entered into an Employment Agreement with Saleen under which he is currently compensated at the rate of $20,000 per month, which shall not be reduced. The Employment Agreement provides for increased compensation of $27,500 per month, $32,500 per month and $37,500 per month if Saleen Automotive is successful in raising a cumulative gross amount of $5 million, $7.5 million and $10 million in capital, respectively. The Employment Agreement also provides that Saleen Automotive will establish and maintain on or before September 30, 2013, a bonus program for Saleen that will compensate Saleen in amounts up to his annual base salary, based on objective criteria. Saleen Automotive and Saleen are currently determining the parameters of that bonus plan. The Employment Agreement provides for Saleen’s service as Saleen Automotive’s Chief Executive Officer, and provides that Saleen Automotive is disallowed from changing the title of Saleen’s position or from diminishing his responsibilities of overseeing the operations of Saleen Automotive. The Employment Agreement has a term of eight years, and will automatically continue thereafter for successive 12 month periods unless and until either party gives the other party written notice of termination prior to the end of a term. In the event Saleen Automotive terminates the Employment Agreement without cause (as defined in the Employment Agreement), or otherwise materially breaches the Employment Agreement and such material breach remains uncured after 15 days’ written notice, Saleen will be entitled to a severance payment of 1.50 times his then-current annual salary plus $2 million, payable in cash or cash-equivalents within 30 days of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

Neither our company nor any of our subsidiaries granted options to executive officers during the fiscal years ended March 31, 2014 and 2013.

Compensation of Directors

We did not compensate our non-employee directors for services during our fiscal year ended March 31, 2013.

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ending March 31, 2014.

Name	Stock Awards($)	Total($)
Robert J. Miranda, former director(1)	329,873	125,000
Jonathan A. Michaels(1)	329,873	125,000

(1)	Represents the equivalent of 2,638 shares of Super Voting Preferred Stock per share issued to Mr. Miranda on May 12, 2013, for services as a director during the ensuing year ending March 31, 2014. Mr. Miranda resigned from our board in November 2013.

(2)	Represents the equivalent of 2,638 shares of Super Voting Preferred Stock per share issued to Mr. Michaels on May 12, 2013, for services as a director during the ensuing year ending March 31, 2014.

In connection with the appointment of three new board members in October 2013, December 2013 and May 2014, we are obligated to each of these new board members to grant options to purchase 500,000 shares each of our common stock at an exercise price equal to the fair market value as of the date of grant, with subsequent grants to each of these new board members of options to purchase 125,000 shares of our common stock at a price equal to the then fair market value for each subsequent year that the board members serves as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned as of June, 2014 for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director and (iii) all executive officers and directors as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a Note that are held by one or more person(s) are deemed to be outstanding for the purpose of computing the percentage(s) of outstanding shares beneficially owned by such person(s) but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 142,735,701 shares of our common stock outstanding as of June 26, 2014. Unless otherwise indicated, the address of each of the executive officers and directors and greater than 5% stockholders named below is c/o Saleen Automotive, Inc., 2735 Wardlow Road, Corona, CA 92882.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Steve Saleen	82,133,375	57.5%
Jonathan A. Michaels	1,777,296	1.2%
David Fiene	98,939	*
Gary Freeman	-	-
Jeffrey Kraws	-	-
Joe Amato	-	-
All directors and executive officers as a group	84,009,610	58.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions described below, since April 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the twelve months ended March 31, 2014 and 2013, we incurred $131,787 and $340,000, respectively, in officers’ salary expense due our Director, Chairman and CEO, Mr. Steve Saleen of which $300,000 was unpaid as of March 31, 2013. In addition, during the twelve months ended March 31, 2014, Mr. Saleen loaned us $20,500 payable on demand. In March 2014, Mr. Saleen agreed to forgive $352,287 of amounts owed, which we recognized as a gain in the Statement of Operations. As of March 31, 2014 and 2013, the balances of $100,000 and $300,000, respectively, were payable to Mr. Saleen for his unpaid officers’ salary, and is included in Accounts Payable – related parties.

During the twelve-month periods ended March 31, 2014 and 2013, we incurred $259,534 and $297,842, respectively, in accounting advisory and CFO services with Miranda & Associates, a firm owned by our former Chief Financial Officer, Mr. Robert Miranda. During the twelve-month periods ended March 31, 2014, we paid to Mr. Miranda $252,663. As of March 31, 2013, $167,222 was payable to Miranda & Associates for these services. In March 2014, the Company entered into a Separation Agreement and General Release whereby we issued 1,061,408 shares of our common stock and five year warrants to purchase 1,061,408 shares of our common stock at an exercise price of $0.15 per share along with cash of $10,000 in exchange for amounts owed as of March 31, 2014. The value of the common stock and warrants was determined to be $382,107. We recognized a loss of $218,014 in the Statement of Operations for the twelve months ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $10,000 cash paid and the amount owed of $174,093.

During the twelve months ended March 31, 2014 and 2013, we incurred $365,251 and $371,357, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by our Director and General Counsel, Mr. Jonathan Michaels. During the tweleve-month periods ended March 31, 2014, we paid to Mr. Michaels $330,650. As of March 31, 2013, $242,045 was payable to Michaels Law Group for these services. In March 2014, the Company entered into a Retainer Agreement whereby we issued 1,447,500 shares of our common stock and five year warrants to purchase 1,447,500 shares of our common stock at an exercise price of $0.15 per share along with cash of $36,459 in exchange for amounts owed through February 2014. The value of the common stock and warrants was determined to be $737,791. We recognized a loss of $521,558 in the Statement of Operations for the twelve months ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $36,459 cash paid and the amount owed of $252,692. As of March 31, 2014, $23,954 was payable to Michaels Law Group for March 2014 services.

On May 8, 2013, W-Net and Verdad, formerly our two largest stockholders, and SMS, Saleen Automotive and Saleen, entered a Bridge Loan and Security Agreement pursuant to which the Lenders loaned to Borrower an aggregate of $500,000 and Borrower issued to the Lenders Secured Promissory Notes. Following an event of default, the Secured Promissory Notes accrue interest at 10% per annum and had a maturity date of June 15, 2013. Borrower’s obligations under the Secured Promissory Notes were secured by a first priority security interest, subject to certain existing indebtedness, on all of the Saleen Entities’ assets. Borrower’s obligations under the Secured Promissory Notes were also guaranteed by Saleen. Borrower’s failure to pay when due amounts payable under the Secured Promissory Notes, its failure to observe any covenants under the bridge loan documents, a breach of its representations and warranties made pursuant to the bridge loan documents or its undergoing a bankruptcy or insolvency proceeding would have constituted an event of default. Upon the occurrence of an event of default, the Lenders could declare all obligations under the Secured Promissory Notes due and payable and could have foreclosed on the collateral securing such obligations. Upon the consummation of the Capital Raise, the obligations outstanding under the Secured Promissory Notes were converted into Notes in the same principal amounts.

On May 12, 2013, Saleen Automotive issued 500,000 shares of its common stock each to two of its new directors, a total of 1,000,000 shares, in payment of director fees for future service on Saleen Automotive’s board of directors. The total value of these shares is $250,000 based on a per share value of $0.25.

On May 23, 2013, we entered into an Assignment and License Agreement with Saleen pursuant to which Saleen agreed, as of the effective time of the Merger, to contribute certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, license to us the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand, and assign to us all shares of the capital stock of SMS Retail – Corona, a California corporation, and Saleen Automotive Show Cars, Inc., a Michigan corporation. On June 21, 2013, we amended the Assignment and License Agreement to terminate the obligation to assign to us all shares of the capital stock of SMS Retail – Corona and Saleen Automotive Show Cars, Inc., and Saleen agreed to dissolve those entities within 30 days after the Closing. Concurrently with the Closing, pursuant to the Assignment and License Agreement, as amended, Saleen assigned certain intellectual property that relates to the “Saleen” brand name and related rights which are currently owned by him to us, and licensed the right to use his image, signature, full name, voice, biographical materials, likeness, and goodwill associated with the “Saleen” brand to us, and commenced the process of dissolving each of SMS Retail – Corona and Saleen Automotive Show Cars, Inc. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code. In exchange for entering into the Assignment and License Agreement, as amended, we issued to Saleen, as of the effective time of the Merger, 341,943 shares of our Super Voting Preferred Stock. Based on the agreed upon enterprise value, post closing and funding of the $3,000,000 generated in the Capital Raise, of $12,000,000, the 341,943 shares of our Super Voting Preferred Stock had an equivalent value of $3,205,711.

On October 8, 2013, we entered into a Secured Promissory Note with W-Net pursuant to which W-Net loaned an aggregate of $500,000 to us. The note bears interest at the rate of 8% per annum, which is payable along with all principal under the note on October 7, 2014, unless earlier repaid. In March 2014, we converted $519,000 of principal and accrued interest under this note into $519,000 in principal of unsecured 7% convertible notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Weinberg & Company, P.A. for the audit of our annual financial statements for the year ended March 31, 2014 and 2013. All services reflected in the following fee table for 2014 and 2013 were pre-approved, respectively, in accordance with the policy of the Audit Committee of our board of directors.

	Fiscal Year Ended March 31,
	2014	2013

Audit fees (1)	$100,670	$131,087
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$100,670	$131,087

NOTES:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

The Audit Committee of our board of directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by our independent auditors. Our Audit Committee will annually approve the scope and fee estimates for the year-end audit to be performed by our independent auditors for the fiscal year. With respect to other permitted services, our Audit Committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, we have not engaged our auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements:

All financial statements as set forth under Item 8 of this report.

(2) Exhibits

See Item 15(b) below.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index immediately following the signature page of this report.

(c) Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Saleen Automotive, Inc. a Nevada Corporation

Date: June 30, 2014	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Saleen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Steve Saleen	Chief Executive Officer and Director	June 30, 2014
Steve Saleen

/S/ David J. Fiene	Chief Financial Officer & Secretary	June 30, 2014
David J. Fiene

/S/ Jonathan A. Michaels	Director	June 30, 2014
Jonathan A. Michaels

/S/ Gary Freeman	Director	June 30, 2014
Gary Freeman

/S/ Jeffrey Kraws	Director	June 30, 2014
Jeffrey Kraws

/S/ Joe Amato	Director	June 30, 2014
Joe Amato

Saleen Automotive, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated May 23, 2013, among the Registrant, Saleen California Merger Corporation, Saleen Florida Merger Corporation, SMS Signature Cars, Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on May 30, 2013.

3.1.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-176388) filed with the Securities and Exchange Commission on August 18, 2011.

3.1.2	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock. Incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

3.1.3	Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

3.1.4	Amendment to Certificate of Designation After Issuance of Class or Series. Incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on July 24, 2013.

3.1.5	Certificate of Amendment of Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C (File No. 333-176388) filed with the Securities and Exchange Commission on December 13, 2013.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-176388) filed with the Securities and Exchange Commission on August 18, 2011.

4.1	2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit B to the Preliminary Information Statement on Schedule 14C (File No. 333-176388) filed with the Securities and Exchange Commission on December 13, 2013.

10.1	Registration Rights Agreement dated March 13, 2013, among the Registrant, W-Net Fund I, L.P. and Verdad Telecom, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on March 18, 2013.

10.2	Securities Purchase Agreement dated June 26, 2013, among the Registrant and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.3	Registration Rights Agreement dated June 26, 2013, among the Registrant and the investors signatory thereto. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.4	Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.5	Intellectual Property Security Agreement dated June 26, 2013, among the Registrant, Saleen Automotive, Inc., SMS Signature Cars and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.6	Form of 3.0% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.7	Commercial Lease dated December 2, 2008, between Larry R. Haupert dba Rexco and SMS Signature Cars. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.8†	Employment Agreement dated August 1, 2011, between Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.9	Commercial Lease dated September 1, 2012, between Larry R. Haupert dba Rexco and Saleen Automotive, Inc. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on June 27, 2013.

10.10	Assignment and License Agreement dated May 23, 2013, between W270, Inc. and Steve Saleen. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on May 30, 2013.

10.11	Secured Promissory Note entered into on October 8, 2013 by Saleen Automotive, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on October 15, 2013.

10.12	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on October 15, 2013.

10.13	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on October 15, 2013.

10.14	Letter Agreement dated September 27, 2013, between Saleen Automotive, Inc. and Ascendiant Capital Markets, LLC. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-176388) filed with the Securities and Exchange Commission on October 15, 2013.

10.15	Form of 7.0% Convertible Note.

21.1	Subsidiaries of the Registrant.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

