Form 10-Q
period 2014-06-30
Saleen Automotive, INC.
filed 2014-08-14
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SALEEN AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	333-176388	45-2808694
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File No.)	Identification No.)

2735 Wardlow Road Corona, California		92882
(Address of Principal Executive Offices)		(Zip Code)

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

Yes [  ] No [X]

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

Yes [  ] No [X]

As of August 12, 2014, there were 152,154,872 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$27,216	$1,499,889
Accounts receivable, net	124,138	198,538
Inventory	434,716	433,941
Prepaid expenses and other current assets	37,927	97,926
Total Current Assets	623,997	2,230,294
Long Term Assets
Property and equipment, net	711,074	546,824
Other assets	42,358	47,904
TOTAL ASSETS	$1,377,429	$2,825,022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,656,864	$2,048,310
Due to related parties	180,072	148,954
Current portion of notes payable	669,224	1,275,774
Current portion of notes payable to related parties	177,000	209,452
Payroll taxes payable	612,716	669,575
Accrued interest on notes payable	213,048	380,257
Customer deposits	230,893	193,912
Deferred vendor consideration	275,000	—
Other current liabilities	366,228	354,346
Total Current Liabilities	4,381,045	5,280,580
Accounts to be settled by issuance of equity securities	25,000	470,534
Derivative liability	—	5,032,786
Convertible Notes payable, net of discount of $3,507,215 and $3,498,981 at June 30, 2014 and March 31, 2014, respectively	1,502,030	1,337,751
Total Liabilities	5,908,075	12,121,651
Commitments and Contingencies
Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 146,100,432 and 137,710,501 issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	146,100	137,710
Preferred stock; $0.001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	—	—
Additional paid in capital	12,202,784	10,431,175
Accumulated deficit	(16,879,530)	(19,865,514)
Total Stockholders’ Deficit	(4,530,646)	(9,296,629)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,377,429	$2,825,022

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended June 30,
	2014	2013
Revenue, net	$1,697,377	$889,904

Costs of goods sold	1,431,485	826,442
Gross margin	265,892	63,462

Operating expenses
Research and development	197,955	122,757
Sales and marketing	576,919	121,783
General and administrative	1,048,858	1,713,145
Depreciation and Amortization	45,909	20,170
Total operating expenses	1,869,641	1,977,855
Loss from operations	(1,603,749)	(1,914,393)
Other income (expenses)
Interest expense	(443,053)	(73,539)
Costs of reverse merger transaction	—	(365,547)
Gain in extinguishment of derivative liability	2,586,732	—
Change in fair value of derivative liability	2,446,054	(89,765)
Net income (loss)	$2,985,984	$(2,443,244)
Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.01	$(0.02)
Shares used in computing net income (loss) per share:
Basic	141,832,616	120,000,000
Diluted	212,741,054	120,000,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the three month period ended June 30, 2014

					Additional
	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2014	137,710,501	$137,710	—	$—	$10,431,175	$(19,865,514)	$(9,296,629)
Shares issued for services	1,000,000	1,000			169,000		170,000
Reclass of amounts to be settled through the issuance of equity securities	1,285,460	1,285			469,249		470,534
Shares issued for cash	1,016,667	1,017			151,483		152,500
Shares issued upon exercise of warrants	50,000	50			7,450		7,500
Shares issued as consideration for the amendments of convertible debts	747,066	747			111,313		112,060
Shares issued upon conversion of convertible debt and accrued interest	4,290,738	4,291			613,114		617,405
Beneficial conversion feature associated with convertible debt financing					250,000		250,000
Net income						2,985,984	2,985,984
Balance, June 30, 2014	146,100,432	$146,100	—	$—	$12,202,784	$(16,879,530)	$(4,530,646)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three month periods ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$2,985,984	$(2,443,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	45,909	20,170
(Gain) Loss on change in fair value of derivative liability	(2,446,054)	89,765
Gain on extinguishment of derivative liability	(2,586,732)	—
Gain on settlement of notes payable	(72,297)	—
Amortization of discount on convertible notes	353,826	4,550
Shares issued for directors fees to related parties	—	250,000
Shares issued as principal payment on notes payable	—	22,803
Shares issued for interest on loan	—	24,697
Shares issued for services to related parties	—	43,750
Shares issued for services	170,000	235,731
Changes in working capital:
(Increase) Decrease in:
Cash held in trust account	—	175,000
Accounts receivable	74,400	(20,477)
Inventory	(775)	(283,629)
Prepaid expenses and other assets	65,545	(19,967)
Increase (Decrease) in:
Accounts payable	(391,446)	127,480
Due to related parties	31,118	(19,195)
Payroll taxes payable	(56,859)	105,635
Accrued interest	80,324	(37,281)
Customer deposits	36,981	106,757
Deferred vendor consideration	275,000	—
Other liabilities	11,882	32,644
Net cash used in operating activities	(1,423,194)	(1,584,811)
Cash flows from investing activities
Purchases of property and equipment	(210,159)	(9,100)
Net cash used in investing activities	(210,159)	(9,100)
Cash flows from financing activities
Proceeds from senior secured notes payable	—	3,000,000
Proceeds from unsecured convertible notes - related parties	250,000	—
Principal payments on notes payable – related parties	—	(221,303)
Principal payments on notes payable	(274,320)	(176,565)
Proceeds from issuance of common stock	152,500	—
Accounts to be settled by issuance of equity securities	25,000	—
Proceeds from exercise of warrants	7,500	—
Net cash provided by financing activities	160,680	2,602,132
Net (decrease) increase in cash	(1,472,673)	1,008,221
Cash at beginning of period	1,499,889	4,434
Cash at end of period	$27,216	$1,012,655

(continued)

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three months periods ended June 30:
	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Derivative liability related to conversion feature	$—	$1,660,056
Issuance of Common Stock on conversion of Secured Convertible Notes Payable and accrued interest	80,151	—
Issuance of Common Stock on payment of interest on Notes Payable	244,869	24,697
Issuance of common stock as payment on Notes Payable	364,682	22,803
Beneficial conversion feature	250,000	—
Shares issued in exchange for amendment of convertible debts recorded as debt discount	112,060	—
Reclass of amounts to be settled through the issuance of equity securities	470,534	—

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$12,184	$44,292
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2014 and 2013

The accompanying condensed consolidated financial statements of Saleen Automotive, Inc. and subsidiaries (“Saleen,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2015, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K for such year filed on June 30, 2014. The consolidated balance sheet as of March 31, 2014, has been derived from the audited financial statements included in the Form 10-K filed on June 30, 2014.

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

History of the Company

Saleen Automotive, Inc. (formerly W270, Inc.) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to Mr. Wesley Fry (“Fry”) at inception. Following its formation, the Company issued an additional 1,000,000 shares of its common stock to Fry. On June 21, 2012, the Company issued 2,000,000 shares of its common stock for a total of $20,000.

On November 30, 2012, Fry and W-Net Fund I, L.P. ( “W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry sold to W-Net 75.0% of the issued and outstanding shares of the Company’s common stock

Merger

On May 23, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, its wholly-owned subsidiary, Saleen Florida Merger Corporation, its wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of the Company’s wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of the Company’s wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of the Company’s common stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of the Company’s common stock (on a fully-diluted basis) was owned, collectively, by Saleen Parties (including 341,943 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of the Company’s common stock, issued to Saleen pursuant to an Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger the Company is solely engaged in the Saleen Entities’ business, Saleen Automotive’s then officers became the Company’s officers and Saleen Automotive’s then three directors became members of the Company’s five-member board of directors. On June 17, 2013, the Company consummated a merger with WSTY Subsidiary Corporation, its wholly-owned subsidiary, pursuant to which the Company amended its articles of incorporation to change its name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, the Company effected an increase in the number of its common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into common stock of the Company and the Super Voting Preferred Stock ceased to be a designated series of the Company’s preferred stock.

As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction was accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations for the three months ended June 30, 2013.

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc., a Florida corporation, Saleen Signature Cars, a California corporation, and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Certain Prior Year Information

The Company has reclassified certain prior year amounts to conform to the current year presentation. This included reclassification of engineering and sales and marketing salaries of $91,406 and $98,254, respectively, from general and administrative operating expenses to research and development and sales and marketing expenses, respectively, and reclassification of promotional trade discount expenses of $19,657 to revenue from sales and marketing expenses. The reclassification of these amounts had no impact on consolidated net loss or cash flows.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2014, the Company incurred an operating loss of $1,603,749 and utilized $1,423,194 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $4,530,646 and $3,757,048, respectively, as of June 30, 2014, and as of that date, the Company owed $612,716 in past unpaid payroll taxes, $352,795 of outstanding notes payable were in default and $583,150 of accounts payable was greater than 90 days past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors, in their audit report for the year ended March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2014 the Company had cash on hand in the amount of $27,216 and is not generating sufficient funds from operations to cover current operating expenses. During the three months ended June 30, 2014, the Company raised $250,000 through the issuance of convertible notes and the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 1,066,667 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $160,000. However, additional funding will be needed to continue operations through September 30, 2014. In addition, the Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate its business through and beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders, including diluting Saleen below 50% ownership, in case or equity financing.

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

Fair Value of Financial Instruments

The Company adopted the FASB Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2014. There were no such investments or liabilities as of June 30, 2014 that were measured and recorded on a recurring basis.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2014	$—	$5,032,786	$—	$5,032,786

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company used a weighted average Black–Scholes-Merton model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Inventories

	June 30, 2014	March 31, 2014
	(unaudited)
Parts and work in process	$184,716	$183,941
S7 Supercar held for sale	250,000	250,000
Total inventories	$434,716	$433,941

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. During the three months ended June 30, 2014 advertising, sales and marketing expenses were $3,131, $56,589 and $410,032, respectively. During the three months ended June 30, 2013, advertising, sales and marketing expenses were nill, $12,788, and $34,138, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-25. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of any related deferred tax asset. Any change in the valuation allowance would be included in income in the year of the change in estimate.

Stock Compensation

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of any equity instruments on the grant date that vest over a period of time.

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

Income (Loss) per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. The basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

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

Warrants, options and other potentially dilutive securities that are anti-dilutive have been excluded from the dilutive calculation when their exercise price or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applying to a net loss during the period presented. The following table presents a reconciliation of basic and diluted shares for the three month periods ended June 30, 2014 and 2013:

	Three Month Periods Ended June 30,
	2014	2013
Basic weighted-average number of common shares outstanding	141,832,616	120,000,000
Diluted effect of potentially dilutive debt and equity	70,908,438	—
Diluted weighted-average number of potential common shares outstanding	212,741,054	120,000,000
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	13,146,432	35,645,134

Significant Concentrations

Sales to customers in excess of 10% of revenues and customers with receivable balances in excess of 10% of gross accounts receivable were as follows:

	Three Month Periods Ended June 30, 2014		Three Month Periods Ended June 30, 2013
	Revenues	Receivables	Revenues	Receivables
Customer A	27%	31%	-%	-%
Customer B	14%	-%	-%	-%
Customer C	-%	-%	11%	-%
Customer D	-%	-%	15%	-%
Customer E	-%	-%	18%	-%
Customer F	-%	-%	11%	-%

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. Management is currently evaluating the impact, if any, of adopting ASU 2014-08 on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014	March 31, 2014
Tooling	$470,399	$470,399
Equipment	321,189	264,837
Leasehold improvements	203,312	203,311
Construction-in-progress	153,807	—
Total, cost	1,148,707	938,548
Accumulated Depreciation and Amortization	(437,633)	(391,724)
Total Property, Plant and Equipment	$711,074	$546,824

Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $45,909 and $20,162, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	June 30, 2014	March 31, 2014
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in October 2014 (1)	$418,429	$442,479
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2) (5)	97,000	414,500
Subordinated secured note payable, interest at 10% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Subordinated secured note payable for legal services rendered, non-interest bearing, payable on October 25, 2014, currently in default (4)	37,749	37,749
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (5)(6)	55,000	320,000
Total notes payable	$669,224	$1,275,774

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014. In accordance with the settlement arrangement, the Company was required to pay $418,429 to this bank in August 2014 as full settlement of remaining principal amount owed. In August 2014, the bank agreed to extend this date by 90 days to November 2014 in exchange for $30,000 to be applied towards principal and interest on the loan.

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of June 30, 2014 and March 31, 2014, respectively, the Bonds were in default due to non-payment.

On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release with Thomas Del Franco a holder of a Bond payable of $317,500. See (5) below for further discussion.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrues interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of June 30, 2014 and March 31, 2014 due to non-payment.

(4)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by certain of the Company’s intellectual property. The note was in default as of June 30, 2014 and March 31, 2014 due to non-payment.

(5)	On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against the Company for outstanding Bond and note payables to Thomas Del Franco, which consisted of Bond and note payable of $317,230 and $200,000, respectively, and unpaid interest of $187,535 in exchange for (1) the Company’s payment to Mr. Del Franco of $250,000 (the “Settlement Payment”) and (2) issuance of 2,250,000 shares of its common stock (the “Settlement Shares” and together with the Settlement Payment, the “Settlement Amount”). The Settlement Shares had a value of $382,500 based on the closing price of the Company’s common stock on May 7, 2014 of $0.17. The parties to the Settlement Agreement also agreed to release each other from all claims arising from their prior business dealings. The Del Franco Parties have agreed to a contractual restriction on the sale of the Settlement Shares whereby for a period of 12 months from and after the expiration of any applicable restricted periods imposed by applicable federal and state securities laws and regulations, including Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), the Del Franco Parties will not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, more than 200,000 of the Settlement Shares in any given calendar month. The Company recognized a gain of $72,265 in the Statement of Operations for the three months ended June 30, 2014 based on the difference between the value of the common shares and the amount recorded as of the date of settlement.

(6)	In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with Jim Marsh American Corporation (“Marsh”) for an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its common stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $120,000, which was based on the value of the common stock of $0.15 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in current portion of notes payable as of June 30, 2014. In accordance with the Settlement Agreement, Marsh agreed to a contractual restriction on the sale of the Shares whereby Marsh agreed to not transfer or dispose of, directly or indirectly, more than 80,000 of the Shares in any given calendar month.

Total notes payable interest expense for notes included in Note 3 above and Notes 4 and 5 below was $89,226 and $68,989, respectively, for the three months ended June 30, 2014 and 2013. As of June 30 and March 31, 2014, $213,048 and $380,257, respectively, of interest on notes payable remains unpaid.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	June 30, 2014	March 31, 2014
Unsecured note payable to a stockholder, non-interest bearing, due on April 1, 2014, currently in default. (1)	$102,000	$102,000
Unsecured note payable to a stockholder, interest at 10% per annum payable at various maturity dates, settled in April 2014. (2)	—	32,452
Unsecured $100,000 revolving promissory note to a stockholder, interest at 12% per annum payable in full on November 14, 2014. $25,000 available at June 30, 2014.	75,000	75,000
Total notes payable, related parties	$177,000	$209,452

(1)	Represents a Bond payable of $64,500 issued to a stockholder on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bond accrues interest at 6% per annum and is secured by the real and personal property of Saleen Signature Cars. The Company also had a $37,500 note payable to the same stockholder payable on various dates ranging from September 2008 to August 2010. On May 21, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling the note and bond and agreeing to enter into a new note to pay $135,000 on or before April 1, 2014, which represented principal plus interest to be accrued through April 1, 2014. The note was in default as of June 30, 2014 due to non-payment.

(2)	Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 bearing interest at 10% per annum and due in full on February 10, 2009. In April 2014, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby it agreed to issue 527,520 shares of its common stock along with a five-year warrant to purchase 527,520 shares of its common stock at an exercise price of $0.15 per share in exchange for cancellation of all amounts owed and mutual general release. The value of the common stock issued was $110,779 based on a stock price of $0.21 on date of settlement. The Company valued the warrants at $122,103 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.21; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $153,754 in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued and the amount owed.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	June 30, 2014	March 31, 2014
Senior secured convertible notes payable to private accredited investor group, convertible into 34,550,865 shares of common stock (including accrued interest) as of June 30, 2014, interest accrued at 3% per annum, notes mature on June 25, 2017	$2,509,245	$2,586,732

Unsecured convertible notes payable to private accredited investor group, convertible into 36,357,573 shares of common stock (including accrued interest), interest accrued at 7% per annum, notes mature in March, 2017	2,500,000	2,250,000
	5,009,245	4,836,732
Less: discount on notes payable	(3,507,215)	(3,498,981)
Notes payable, net of discount	$1,502,030	$1,337,751

Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The balance of convertible notes outstanding as of March 31, 2014 was $2,586,732. During the three months ended June 30, 2014, a note holder converted $77,487 of principal and $2,664 of interest into 1,016,667 shares of the Company’s common stock. The balance of the convertible notes outstanding as of June 30, 2014 was $2,509,245. The Notes pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all assets and intellectual property of the Company. No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each note is convertible at any time into the Company’s common stock at a specified conversion price, which currently is $0.075 per share. Prior to June 2014, the note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company’s common stock, including conversions or exchanges thereof, and the agreements included an anti-dilution provisions that allowed for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock instruments at or below the then current exercise price. In June 2014, in exchange for the issuance in aggregate of 389,923 shares of its common stock valued at $58,488, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount. The Company recorded $58,488 as additional debt discount related to the value of the 389,923 shares issued, which is being amortized over the remaining term of the Notes.

The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that prior to June 2014 the conversion prices of the notes were not a fixed amount because they were subject to adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features were not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the notes on June 26, 2013, the initial fair value of the embedded beneficial conversion feature of the notes was $1,660,656. This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes (see note 6). As a result of the 3% First Amendment entered into in June 2014, the conversion price is no longer subject to fluctuation based on the occurrence of future offerings or events except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result, the Company determined that the derivative liability was extinguished in June 2014 (See Note 6).

During the three months ended June 30, 2014 and June 30, 2013, the Company amortized $96,421 and $4,550, respectively, of the valuation discount as additional interest expense. As of June 30, 2014 and March 31, 2014, the remaining unamortized valuation discount of $1,158,936 and $1,248,981, respectively, has been offset against the face amount of the notes for financial statement purposes.

Unsecured convertible notes

In March and April 2014, as amended in June 2014, the Company issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, respectively, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering. The notes were issued in a private placement, exempt from the Securities Act registration requirements. The notes pay 7.0% interest per annum with a maturity of 3 years (March and April, 2017). No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each note is initially convertible at any time into the Company’s common stock at a specified conversion price, which currently is $0.07 per share. The conversion price is adjustable to the lower of $0.07 or the three lowest daily volume weighted average prices of the Company’s common stock during the twenty consecutive trading days immediately preceding any conversion date. However, in no event shall the conversion price be lower than $0.03 per share. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of its common stock valued at $53,571, the Company entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of March 31, 2014 or the applicable issuance date for notes issued thereafter, the conversion price would in no event adjust below $0.03 per share. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount. The Company recorded $53,571 as additional debt discount related to the value of the shares issued, which is being amortized over the remaining term of the notes.

As the conversion price of $0.07 reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the notes, the Company determined that there was deemed a beneficial conversion feature associated with these notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the notes, which totaled $205,292 for the three months ended June 30, 2014. As of June 30 and March 31, 2014, the remaining unamortized valuation discount of $2,348,279 and $2,250,000, respectively, has been offset against the face amount of the notes for financial statement purposes.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s senior secured convertible notes (described in Note 5 above), did not have fixed settlement provisions because their conversion prices could be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes had been characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value reported in the statement of operations. As discussed further in Note 5 above, in June 2014 the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result of this amendment, after June 17, 2014 the Company no longer recognizes a derivative liability related to these notes.

As of June 17, 2014 and March 31, 2014, the derivative liability was valued using a Black-Scholes-Merton model with the following assumptions:

	June 17, 2014	March 31, 2014
Conversion feature:
Risk-free interest rate	0.02%	0.05%
Expected volatility	100%	100%
Expected life (in years)	0 years	.25 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$2,586,732	$5,032,786

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own volatility as the estimated volatility. The expected life of the conversion feature of the notes was nill, as the Company no longer recognizes a derivative liability related to these notes after June 17, 2014. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

During the three months ended June 30, 2104, the Company recognized $2,446,054 as other income, which represented the difference in the value of the derivative between March 31, 2014 and June 17, 2014. In addition, the Company recognized $2,586,732 as other income, which represented the remaining derivative liability as of June 17, 2014, as the Company no longer recognizes a derivative liability related to these convertible notes.

NOTE 7 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of June 30 and March 31, 2014 are as follows:

Related Party:	June 30, 2014	March 31, 2014
Steve Saleen (a)	$100,000	$100,000
Michaels Law Group (b)	42,572	23,954
Top Hat Capital (c)	37,500	25,000
	$180,072	$148,954

(a)	During the three months ended June 30, 2013, the Company incurred $60,000 in officers’ salary expense due its Director, Chairman and CEO, Mr. Steve Saleen. As of June 30 and March 31, 2014, the Company owed $100,000 to Mr. Saleen for his unpaid officers’ salary.

(b)	During the three months ended June 30, 2014 and 2013, the Company incurred $33,618 and $94,299, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by its Director and General Counsel, Mr. Jonathan Michaels. As of June 30, 2014 and March 31, 2014, $42,572 and $23,954, respectively, was payable to Michaels Law Group for these services.

(c)	During the three months ended June 30, 2014, the Company incurred $25,000 in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of June 30, 2014 and March 31, 2014, $37,500 and $25,000, respectively, was payable to TopHat Capital for these services.

Other Transactions

During the three months ended June 30 2014, the Company paid $25,000 for research report services to Crystal Research Associates, whose co-founder and Chief Executive Officer, Jeffrey Kraws, is a Director of the Company.

During the three months ended June 30 2013, the Company incurred $101,208 in accounting advisory and CFO services with Miranda & Associates, a firm owned by its former Chief Financial Officer, Mr. Robert Miranda.

During the three months ended June 30, 2013, the Company issued 5,277 shares of its Super Voting Preferred stock or the equivalent of 659,625 shares of its Common Stock, to Robert J. Miranda and Jonathan Michaels (329,811 common shares each). These shares were valued at $250,000, which was recorded as director’s fee expense. These shares were issued in consideration of Messrs. Miranda’s and Michaels’ service on the Company’s board of directors for the period April 1, 2013 through March 31, 2014.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of common stock

During the three months ended June 30, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 1,016,667 restricted shares of the Company’s common stock at a per share price of $0.15 for aggregate proceeds of $152,500, and also received Common Stock Purchase Warrants to purchase 1,016,667 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the three months ended June 30, 2014, the Company issued 1,000,000 shares of its common stock valued at $170,000 in exchange for services.

During the three months ended June 30, 2014, the Company issued 1,285,460 shares of common stock to settle $470,534 of previously recorded accounts to be settled through issuance of equity securities. As a result, the Company reclassified the $470,534 from a liability as of March 31, 2014 to equity during the three months ended June 30, 2014.

During the three months ended June 30, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock, or 1,522,250 shares of its common stock, in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $576,981 based on management’s estimate of value of the shares issued and was recorded as general and administration expense.

Warrants

The following summarizes warrant activity for the Company during the three months ended June 30, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2014	11,252,245	$0.15	4.8
Issued	1,944,187	0.15	4.9
Exercised	(50,000)	0.15	—
Outstanding June 30, 2014	13,146,432	$0.15	4.6

During the three months ended June 30, 2014, warrants to purchase 50,000 shares of the Company’s common stock were exercised for total proceeds of $7,500. As of June 30, 2014, 13,146,432 warrants were exercisable and the intrinsic value of the warrants was nil.

NOTE 9 – COMMITMENTS AND CONTINGINCIES

Purchase Commitments

In April 2014, the Company entered into an agreement with BASF to exclusively use BASF’s products for paint work. The agreement continues from May 2014 until the Company purchases in aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, the Company is required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount it actually purchased over this period. In consideration for the Company’s exclusive use of BASF’s products and fulfilling this purchase commitment, BASF paid the Company $250,000, which was recorded as deferred vendor consideration. This amount will be recorded as a reduction of cost of services based on a systematic and rational allocation of the cash consideration offered to the underlying transaction.

In May 2014, the Company entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint material supplies. The agreement continues from May 2014 until the Company purchases in aggregate $1,555,000 of FinishMaster products. In consideration for the Company’s exclusive use of FinishMaster’s products and fulfilling this purchase commitment, FinishMaster paid the Company $25,000, which was recorded as deferred vendor consideration, and FinishMaster will pay an additional $25,000 upon the achievement of purchase level milestones, as outlined in the agreement. Should the Company not complete a set purchase level milestone, the Company would be required to re-pay the $25,000 along with $11,475 compensation to FinishMaster. This initial amount paid will be recorded as a reduction of cost of services based on a systematic and rational allocation of the cash consideration offered to the underlying transaction.

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of its business. The Company is currently a party to several legal proceedings related to claims for payment that are currently accrued for in its financial statements as accounts or notes payable. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

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

In February 2014, SSC received a Complaint from a bank alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the bank agreed to dismiss the suit in exchange for the payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and the Company’s agreement to pay the remaining recorded balance to the bank in August 2014. In August 2014, the bank agreed to extend this date by 90 days to November 2014 in exchange for $30,000 to be applied towards principal and interest on the loan.

Although the Company’s management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future.

NOTE 10 – SUBSEQUENT EVENTS

Note Conversion

In July 2014, six note holders converted $428,704 of principal and $12,879 of interest to 5,887,775 shares of the Company’s common stock.

Legal

The Company was a plaintiff in a case filed against Inland Empire Auto Body & Paint, Inc. on August 8, 2012 in the California Superior Court, Riverside County, for breach of contract related to several paint jobs performed by Inland Empire on SSC vehicles. The suit sought damages in excess of $30,000. This case was settled in July 2014 for damages awarded to the Company of $15,000 payable over 20 months.

Stock Options

On August 12, 2014, the Company’s board of directors approved the grant of options to purchase up to 8,778,000 shares of the Company’s common stock at an exercise price of $0.10 per share. For employees who have been with the Company for at least one year, the options will vest over a period of three years with one-third vesting immediately and the remaining to vest ratably over the remaining period. For employees who have been with the Company for less than one year, the options will vest over a period of three years with one-third to be fully vested after one year and the remaining to vest ratably over the remaining period. The Company valued the options at $789,531 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.10; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 2.44% and (v) expected term of 10 years.

On August 12, 2014, the Company’s board of directors approved the grant of options to purchase up to 500,000 shares of the Company’s common stock to three of the Company’s board members who joined the board in October 2013, December 2013 and May 2014 for a total of 1,500,000 shares at an exercise price of $0.10 per share. One-third of the options will vest immediately with the remaining options vesting one-third on each of the following two anniversary dates from date the board member first joined the board. The Company valued the options at $134,915 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.10; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 2.44% and (v) expected term of 10 years.

Common Stock Issuance

In July 2014, the Company issued 166,667 shares of common stock to settle $25,000 of previously recorded accounts to be settled through the issuance of equity securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three months ended June 30, 2014 and 2013. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro and Dodge Challenger platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2014 as filed on June 30, 2014. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

We design, develop, manufacture and sell high performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, and Dodge Challengers, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers (Ford, Chevrolet and Dodge)) of OEM American Sports Cars and the production of high performance USA-engineered sports and racing cars. Saleen-branded products include a complete line of upgraded muscle cars, high performance cars, automotive aftermarket specialty parts and lifestyle accessories. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine. In January 2013, we announced that we will produce for the first time, a Saleen Tesla Model S sports car. The Saleen Tesla design will be our first effort in enhancing an existing electric vehicle.

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

We plan to operate as a global high performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In March 2014, we entered into an agreement to distribute the full collection of Saleen automobiles in China. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, develop our own motorsport program and introduce our next generation American supercar.

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the then outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of our common stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our common stock (on a fully-diluted basis) was owned, collectively, by Saleen Parties (including 341,943 shares of our Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of our common stock, issued to Saleen pursuant to an Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors. On June 17, 2013, we consummated a merger with WSTY Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we amended our articles of incorporation to change our name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, we effected an increase in the number of our common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into our common stock and the Super Voting Preferred Stock ceased to be a designated series of our preferred stock.

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the historical operations of the Saleen Entities prior to the Merger and that of the combined company following the Merger. The accompanying condensed consolidated financial statements are prepared as if we will continue as a going concern. Accordingly, the condensed consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained starting on page 31 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed on June 30, 2104.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our revenue, operating expenses, and net loss from operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 were as follows – some balances on the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Three months ended			Percentage
	June 30,			Change
	2014	2013	Change	Inc (Dec)
Revenue, net	$1,697,377	$889,904	$807,473	91%

Costs of goods sold	1,431,485	826,442	605,043	73%
Gross margin	265,892	63,462	202,430	319%
Operating expenses
Research and development	197,955	122,757	75,198	61%
Sales and marketing	576,919	121,783	455,136	374%
General and administrative	1,048,858	1,713,144	(664,287)	(39%)
Depreciation and Amortization	45,909	20,171	25,738	128%
Total operating expenses	1,869,641	1,977,855	(108,214)	(5%)
Loss from operations	(1,603,749)	(1,914,393)	310,644	(16%)
Other income (expenses)
Interest expense	(443,053)	(73,539)	(369,514)	502%
Costs of reverse merger transaction	—	(365,547)	365,547	(100%)
Gain in extinguishment of derivative liability	2,586,732	—	2,586,732	—
Change in fair value of derivative liability	2,446,054	(89,765)	2,535,819	(2,825%)
Net Income (Loss)	$2,985,984	$(2,443,244)	$5,429,228	(222%)

Revenues: Revenue consists of sales of high performance vehicles, aftermarket retail parts and design services. Our revenue from high performance vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a small margin, and production conversion of the base chassis into a Saleen OEM high performance sports car. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of over 25,000 loyal Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the three months ended June 30, 2014 were $1,697,377, an increase of $807,473 or 91% from $889,904 for the three months ended June 30, 2013. The increase reflects sales efforts achieved by our expanded sales force whereby we sold a higher number of vehicles during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Growth was achieved primarily through expansion with existing dealers as well as the addition of new dealer networks.

Cost of Goods Sold: Cost of goods sold consist of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchased Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles. Material cost relates to the purchase of conversion parts used in the production of our high performance vehicles, and procurement of aftermarket parts, which are manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel related to the production of our high performance vehicles and logistics of warehousing and shipping our aftermarket parts. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors.

Total costs of goods sold for the three months ended June 30, 2014 were $1,431,485, an increase of $605,043 or 73% from $826,442 of costs of goods sold for the three months ended June 30, 2013. The increase was primarily attributable to increased vehicle and parts sales during the three months ended June 30, 2014 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts increased $202,430 to $265,892, or 319%, for a gross margin of 16% for the three months ended June 30, 2014 from a gross margin of $63,462, or 7%, for the three months ended June 30, 2013. The improvement in gross margin reflects both the increase in sales net of an increase in costs of goods sold as a percentage of sales during the three months ended June 30, 2014 as compared to the same period in the prior year.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses increased by $75,198, or 61%, to $197,955 during the three months ended June 30, 2014 from $122,757 for the three months ended June 30, 2013. The increase is primarily due to our expanded engineering team and development of our new Saleen Tesla high performance electric vehicle.

Sales and Marketing Expense: Sales and marketing expenses relate to sales and marketing salaries and benefits, including our regional sales representatives, and costs incurred to promote our existing and new products, such as attending car shows and promotion through other media outlets, along with new car sales expenses such as commissions and incentives, and costs related to investor relations.

Sales and marketing expenses increased by $455,136, or 374%, to $576,919 for the three months ended June 30, 2014 from $121,783 for the three months ended June 30, 2013. The increase was primarily comprised of increased marketing efforts to promote existing and new products, including our increased participation at various car shows; higher new car sales commissions related to increased revenues from sales of high performance vehicles; and investor and public relation costs incurred to promote our company.

General and Administrative Expense: General and administrative expenses include expenses for administrative salaries, including executive, finance/accounting, information personnel and administrative support staff and benefits. Other general and administrative costs also include occupancy costs of our facilities, travel and entertainment, auto, insurance, stock compensation, other office support costs and professional fees, including outside accounting/audit, legal, and investor fund raising advisory services.

General and administrative expenses decreased by $664,287, or 39%, to $1,048,858 for the three months ended June 30, 2014 from $1,713,144 for the three months ended June 30, 2013. The decrease is primarily comprised of $208,830 of lower professional fees related to merger activity during the three months ended June 30, 2013 that was not incurred during the three months ended June 30, 2014 as we did not have a comparable expense of this type; $504,481 of lower stock based employee compensation, as we did not incur any stock based employee compensation during the three months ended June 30, 2014; $144,693 of lower one time settlements of previous claims, as we incurred a gain on settlements of $75,469 during the three months ended June 30, 2014 as compared to a loss of $69,224 for the three months ended June 30, 2013; and $65,284 decrease in other general and administrative expenses. The decrease was partially offset by $152,664 of higher administrative salaries expense resulting from our expansion of personnel to support the increased sales volume; and $106,337 of higher auto and travel and entertainment costs related primarily to our increased participation in car shows during the three months ended June 30, 2014 as compared to the same period in the prior year.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $25,738, or 128%, to $45,909 for the three months ended June 30, 2014 from $20,171 for the three months ended June 30, 2013.

Interest Expense: Interest expense increased by $369,514 or 502% to $443,053 for the three months ended June 30, 2014 from $73,539 for the three months ended June 30, 2013. The increase is primarily attributable to $353,826 of non-cash interest expense during the three months ended June 30, 2014 as compared to $4,550 of non-cash interest expense during the three months ended June 30, 2013. Non-cash interest relates to the amortization of the convertible debt discount on our $2,509,245 of senior secured convertible notes issued on June 26, 2013 and $2,500,000 of unsecured convertible notes issued in March and April 2014.

Expenses of Reverse Merger Transaction: During the three months ended June 30, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing stockholders prior to the Merger. We did not have a comparable expense of this type during the three months ended June 30, 2014.

Gain on Extinguishment of Derivative Liability: On June 17, 2014 we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note whereby in exchange for the issuance of 389,923 shares of our common stock, the Note holders agreed to remove all specified adjustments to the conversion price of these Notes except for standard anti-dilution provisions whereby if we consummate a reorganization transaction that pays dividends or we enter into a stock split of our common shares, the conversion price would adjust proportionally. As a result of this amendment, we recorded a gain of $2,586,732 which represented the remaining derivative liability as of June 17, 2014 and we no longer record a derivative liability.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our $3,000,000 convertible notes issued on June 26, 2013 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes was characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended June 30, 2014, we recorded a $2,446,054 gain due to the change in the derivative liability from issuance date to June 17, 2014 as compared to a loss of $89,765 for the three months ended June 30, 2013. As discussed above, on June 17, 2014 we entered into an amendment with the holders and no longer recognize a derivative liability related to these notes.

Net Income (Loss): Net loss decreased by $5,429,228, or 222%, to a net income of $2,985,984 for the three months ended June 30, 2014 from a net loss of $2,443,244 for the three months ended June 30, 2013. The decrease in net loss to a net income is attributable to $5,032,786 of non-cash gain we recorded on the change in the fair value and extinguishment of our derivative liability. Excluding the impact on our net income (loss) of the change in value of derivative liability, our net loss decreased $306,677 to a net loss of $2,046,802 for the three months ended June 30, 2014 from a net loss of $2,353,479 for the three months ended June 30, 2013. This decrease in net loss reflects the increase in gross margin, decrease in operating expenses and merger transaction costs, offset partially by higher interest costs discussed above.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2014 and March 31, 2014 are follows:

	As of	As of
	June 30, 2014	March 31, 2014
Current Assets	$623,998	$2,230,294
Current Liabilities	(4,381,046)	(5,280,580)
Net Working Capital Deficiency	$(3,757,048)	$(3,050,286)

Summary of cash flow activity for the three months ended June 30, 2014 and June 30, 2013 are as follows:

Cash Flows
	Three months	Three months
	Ended	Ended
	June 30, 2014	June 30, 2013
Net cash used in Operating Activities	$(1,423,194)	$(1,584,811)
Net cash used in Investing Activities	(210,159)	(9,100)
Net cash provided by Financing Activities	160,680	2,602,132
(Decrease) Increase in Cash during the Three months	(1,472,673)	1,008,221
Cash, Beginning of Period	1,499,889	4,434
Cash, End of Period	27,216	1,012,655

For the three months ended June 30, 2014 and 2013, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been primarily used to finance operations; expand our staff; develop new products and improve existing products; expand marketing efforts to promote our products and company; and other capital expenditures. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved and funds will be needed in order to continue operations and achieve these objectives. As such, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the three months ended June 30, 2014, we incurred a loss from operations of $1,603,749 and utilized $1,423,194 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $4,530,646 and $3,757,048, respectively as of June 30, 2014, and as of that date, we owed $612,716 in past unpaid payroll taxes, $352,795 of our outstanding notes payable were in default and $583,150 of our accounts payable is greater than 90 days past due. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30 2014, we had cash on hand in the amount of $27,216 and we are not generating sufficient funds from operations to cover current operating expenses without obtaining additional financing. During the three months ended June 30, 2014, we raised $250,000 through the issuance of convertible notes and we entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 1,016,667 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $152,500. However, additional funding will be needed to continue operations through September 30, 2014. In addition, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of equity financing.

At June 30, 2014, we had a working capital deficit of $3,757,048 compared to a working capital deficit of $3,050,286 at March 31, 2014. The increase in working capital deficit primarily relates to the decrease in cash to $27,216 as of June 30, 2014 from $1,499,889 as of March 31, 2014. This was offset partially by the decrease in current liabilities from $4,381,045 at June 30, 2014 from $5,280,580 at March 31, 2014 primarily due to the decrease in accounts payable, notes payable and accrued interest offset partially by an increase in deferred vendor consideration related to purchase commitment advances received from BASF and FinishMaster, as discussed further in Note 9 to our condensed consolidated financial statements.

Net cash used in operating activities for the three months ended June 30, 2013 totaled $1,423,194 after net income of $2,985,984 was decreased by $4,529,672 in non-cash charges and increased by $120,494 in net changes to the working capital accounts. This compares to cash used in operating activities for the three months ended June 30, 2013 of $1,584,811 after the net loss for the period of $2,443,244 was decreased by $691,466 in non-cash charges and increased by $166,967 in changes to the working capital accounts.

Net cash used in investing activities was $210,159 for three months ended June 30, 2014 as compared to $9,100 of cash used in investing activities for the three months ended June 30, 2013. This increase is primarily related to purchasing of tooling, leasehold improvements and other equipment.

Net cash provided by financing activities for the three months ended June 30, 2014 was $160,680. Of this amount, $250,000 came through the issuance of our unsecured convertible notes, $160,000 came from the issuance of 1,066,667 shares of our common stock and $25,000 came from accounts to be settled through the issuance of equity securities. Cash of $274,320 was used to pay principal on long term notes. This compares to $2,602,132 in cash provided by financing activities during the three months ended June 30, 2013, of which $3,000,000 was obtained through the issuance of our secured convertible notes partially offset by $221,303 used to pay principal payments on notes from related parties and $176,565 was used to pay principal on notes payable.

Secured Convertible Notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, we issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all of our assets and intellectual property. No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into our common stock at a specified conversion price, which currently is $0.075 per share. Prior to June 2014, the Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of our common stock, including conversions or exchanges thereof, and the agreements included an anti-dilution provisions that allowed for the automatic reset of the conversion or exercise price upon any future sale of our common stock instruments at or below the then-current exercise price. On June 17, 2014 in exchange for the issuance in aggregate of 389,923 shares of our common stock, we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if we consummate a reorganization transaction, pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur, the potential liquidated damages was set to a fixed amount.

Unsecured convertible notes

In March and April 2014, we issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering. The notes were issued in a private placement, exempt from the Securities Act registration requirements. The notes pay 7.0% interest per annum with a maturity of 3 three years (March and April 2017). No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each note is initially convertible at any time into our common stock at a specified conversion price, which currently is $0.07 per share. The conversion price is adjustable to the lower of $0.07 or the three lowest daily volume weighted average price of our common stock during the twenty consecutive trading days immediately preceding any conversion date. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if we consummate a reorganization, pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of our common stock we entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of June 17, 2014, the conversion price in no event adjusts below $0.03 per share. In addition, if a Fundamental Transaction, as defined, were to occur, the potential liquidated damages was set to a fixed amount.

Private Placement Stock Subscriptions

In October 2013, our board of directors approved our issuance, pursuant to Subscription Agreements, as amended in January 2014, of up to 11,666,66 restricted shares of our common stock (the “Subscription Shares”) for an aggregate purchase price of $1,749,999 (the “Subscription Proceeds”) to accredited investors in a private placement. In addition, our board of directors approved the issuance to each Subscriber of warrants (the “Warrants” and together with the Subscription Agreements, the “Financing”), to purchase 100% of the Subscription Shares purchased by such Subscriber in the Financing, having a term of five years and a per share exercise price of $0.15. During the three months ended June 30, 2014, Subscribers purchased Subscription Shares of 1,016,667 shares with Subscription Proceeds of $152,500. In addition, we issued Common Stock Purchase Warrants to the Subscribers to purchase 1,016,667 restricted shares of our common stock at an exercise price of $0.15 per share. In May 2014, one Subscriber exercised their Common Stock Purchase Warrant to purchase 50,000 shares of our common stock for total proceeds of $7,500.

Defaults on Notes Payable

As of June 30, 2014, we were in default on $352,795 of unsecured notes payable. While we are in discussions with the note holders to arrange extended payment terms, the initiation of collection actions by these note holders may severely affect our ability to execute on our business plan and operations. In addition, Saleen Signature Cars received a Complaint from the bank to which it issued a Senior Secured Note, which was filed on February 6, 2014 in California Superior Court, Riverside County. In April 2014, we entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014. In accordance with the settlement arrangement, we were required to pay $418,429 to this bank in August 2014 as full settlement of remaining principal amount owed. In August 2014, the bank agreed to extend this date by 90 days to November 2014 in exchange for $30,000 to be applied towards principal and interest on the loan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended June 30, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April to May 2014, we entered into Subscription Agreements with 6 accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 1,016,667 shares of our common stock at a per share price of $0.15 for aggregate net proceeds of $152,500 (the “Financing”).

On May 7, 2014, we, along with our subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against us for outstanding Bond and note payables to Thomas Del Franco, which consisted of Bond and note payables of $317,230 and $200,000, respectively, and unpaid interest of $187,535 in exchange for (1) our payment to Mr. Del Franco of $250,000 and (2) issuance of 2,250,000 shares of our common stock.

In June 2014, we entered into a Settlement Agreement and Mutual Release with Jim Marsh American Corporation (“Marsh”) for an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of our common stock and (2) cash payment of $35,000.

In June 2014, in exchange for the issuance in aggregate of 389,923 shares of our common stock valued at $58,488, we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if we consummate a reorganization transaction, pay dividends or enter into a stock split of our common shares the conversion price would adjust proportionally.

In June 2014, in exchange for the issuance in aggregate of 357,143 shares of our common stock valued at $53,571, we entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of March 31, 2014 or the applicable issuance date for notes issued thereafter, the conversion price would in no event adjust below $0.03 per share.

During the three months ended June 30, 2014, we issued 1,000,000 shares of common stock valued at $170,000 in exchange for services.

We reclassified $470,534 of previously recorded accounts to be settled by common stock recorded as of March 31, 2014 to additional paid in capital.

In connection with the foregoing securities issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above were registered under the Securities Act of 1933, as amended (the “Securities Act”). In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement and Mutual Release dated May 7, 2014, among Thomas Del Franco, Jason B. Cruz, Steve Saleen, Saleen Automotive, Inc., SMS Signature Cars and the other parties signatory thereto.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: Auguest 14, 2014	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

