Form 10-Q
period 2014-09-30
Saleen Automotive, Inc.
filed 2014-11-14
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [X]

As of November 13, 2014, there were 153,285,607 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$7,261	$1,499,889
Accounts receivable, net	295,940	198,538
Inventory	341,080	433,941
Prepaid expenses and other current assets	24,348	97,926
Total Current Assets	668,629	2,230,294
Long Term Assets
Property and equipment, net	661,968	546,824
Other assets	42,358	47,904
TOTAL ASSETS	$1,372,955	$2,825,022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,697,375	$2,048,310
Due to related parties	314,289	148,954
Current portion of notes payable	648,971	1,275,774
Current portion of convertible notes, net of discount of $139,959 at September 30, 2014	16,041	—
Current portion of notes payable to related parties	327,000	209,452
Payroll taxes payable	583,900	669,575
Accrued interest on notes payable	266,805	380,257
Customer deposits	913,845	193,912
Deferred vendor consideration	275,000	—
Derivative liability	214,727	—
Other current liabilities	376,888	354,346
Total Current Liabilities	5,634,841	5,280,580
Accounts to be settled by issuance of equity securities	—	470,534
Derivative liability	—	5,032,786
Convertible notes payable, net of discount of $3,045,013 and $3,498,981 at September 30, 2014 and March 31, 2014, respectively	1,456,707	1,337,751
Total Liabilities	7,091,548	12,121,651
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 153,230,607 and 137,710,501 issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	153,231	137,711
Preferred stock; $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	13,091,411	10,431,174
Accumulated deficit	(18,963,235)	(19,865,514)
Total Stockholders’ Deficit	(5,718,593)	(9,296,629)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,372,955	$2,825,022

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended September 30,		Six month periods ended September 30,
	2014	2013	2014	2013
Revenue, net	$866,524	$1,536,264	$2,563,901	$2,442,696

Costs of goods sold	769,990	1,234,008	2,201,275	2,076,979
Gross margin	96,534	302,256	362,626	365,717

Operating expenses
Research and development	250,130	190,582	412,436	306,398
Sales and marketing	443,767	456,556	999,392	578,974
General and administrative	792,062	776,471	1,898,063	2,511,620
Depreciation and Amortization	63,806	26,574	109,715	46,744
Total operating expenses	1,549,765	1,450,182	3,419,606	3,452,736
Loss from operations	(1,453,231)	(1,147,926)	(3,056,980)	(3,087,019)
Other income (expenses)
Interest expense	(571,748)	(127,939)	(1,014,801)	(176,779)
Costs of reverse merger transaction	—	—	—	(365,547)
Private placement cost	(85,882)	—	(85,882)	—
Gain in extinguishment of derivative liability	—	—	2,586,732	—
Change in fair value of derivative liability	27,156	140,899	2,473,210	51,132
Net income (loss)	$(2,083,705)	$(1,134,966)	$902,279	$(3,578,213)
Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$0.01	$(0.03)
Diluted	$(0.01)	$(0.01)	$0.00	$(0.03)
Shares used in computing net income (loss) per share:
Basic	151,186,865	120,000,000	142,095,832	120,000,000
Diluted	151,186,865	120,000,000	207,471,094	120,000,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the six month period ended September 30, 2014

					Additional
	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2014	137,710,501	$137,711	—	$—	$10,431,174	$(19,865,514)	$(9,296,629)
Fair value of shares issued for services	1,000,000	1,000			169,000		170,000
Reclass of amounts settled through the issuance of equity securities	1,285,460	1,285			469,249		470,534
Shares issued for cash	1,183,334	1,183			176,317		177,500
Shares issued upon exercise of warrants	50,000	50			7,450		7,500
Shares issued as consideration for the amendments of convertible notes	747,066	747			111,312		112,059
Fair value of shares issued upon conversion of convertible notes and accrued interest	8,032,186	8,032			588,921		596,953
Shares issued as payments on notes payable and accrued interest	3,222,060	3,223			534,013		537,236
Beneficial conversion feature associated with convertible debt financing					250,000		250,000
Fair value of stock-based compensation					353,975		353,975
Net income						902,279	902,279
Balance, September 30, 2014	153,230,607	$153,231	—	$—	$13,091,411	$(18,963,235)	$(5,718,593)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six month periods ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$902,279	$(3,578,213)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	109,715	46,744
(Gain) Loss on change in fair value of derivative liability	(2,473,209)	(51,132)
Gain on extinguishment of derivative liability	(2,586,732)	—
Gain on settlement of notes payable	(72,315)	—
Amortization of discount on convertible notes	832,068	108,341
Fair value of share based compensation	353,975	—
Costs of private placement fees	85,882	—
Fair value of shares issued for directors fees to related parties	—	250,000
Fair value of shares issued as principal payment on notes payable	—	24,697
Fair value of shares issued for services	170,000	279,481
Changes in working capital:
(Increase) Decrease in:
Cash held in trust account	—	175,000
Accounts receivable	(97,402)	(42,282)
Inventory	92,861	(8,706)
Prepaid expenses and other assets	79,124	(21,597)
Increase (Decrease) in:
Accounts payable	(350,935)	330,154
Due to related parties	165,335	50,173
Payroll taxes payable	(85,675)	307,916
Accrued interest	143,358	(37,647)
Customer deposits	719,933	(268,667)
Deferred vendor consideration	275,000	—
Other liabilities	22,542	62,553
Net cash used in operating activities	(1,714,196)	(2,373,185)
Cash flows from investing activities
Purchases of property and equipment	(224,859)	(237,729)
Net cash used in investing activities	(224,859)	(237,729)
Cash flows from financing activities
Proceeds from senior secured notes payable	—	3,000,000
Proceeds from unsecured convertible notes	156,000
Proceeds from unsecured convertible notes - related parties	250,000	—
Proceeds from notes payable – related parties	150,000
Principal payments on notes payable – related parties	—	(203,243)
Principal payments on notes payable	(294,573)	(177,031)
Proceeds from issuance of common stock	177,500	—

Proceeds from exercise of warrants	7,500	—
Net cash provided by financing activities	446,427	2,619,726
Net (decrease) increase in cash	(1,492,628)	8,812
Cash at beginning of period	1,499,889	4,434
Cash at end of period	$7,261	$13,246

(continued)

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six months periods ended September 30:
	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Derivative liability related to conversion feature	$241,882	$1,660,056
Issuance of Common Stock on conversion of Secured Convertible Notes Payable and accrued interest	596,953	—
Issuance of Common Stock on payment of interest on Notes Payable	244,869	24,697
Issuance of common stock as payment on Notes Payable	292,367	22,803
Beneficial conversion feature	250,000	—
Fair value of shares issued in exchange for amendment of convertible debts recorded as debt discount	112,059	—
Reclass of amounts to be settled through the issuance of equity securities	470,534	—

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$15,334	$44,292
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Month Periods Ended September 30, 2014 and 2013

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

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

The Company designs, develops, manufactures and sells high performance vehicles built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. The Company is a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet, Dodge and Tesla)) of OEM American Sports and Electric Vehicles. A high performance car is an automobile that is designed and constructed specifically for speed and performance. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling, aerodynamics and braking systems to support it. The Company’s Saleen-branded products include a complete line of upgraded high performance vehicles, automotive aftermarket specialty parts and lifestyle accessories.

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

On November 30, 2012, Fry and W-Net Fund I, L.P. ( “W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry sold to W-Net 75.0% of the issued and outstanding shares of the Company’s common stock.

Merger

On May 23, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, its wholly-owned subsidiary, Saleen Florida Merger Corporation, its wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of the Company’s wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of the Company’s wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of the Company’s common stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of the Company’s common stock (on a fully-diluted basis) was owned, collectively, by Saleen Parties (including 341,943 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of the Company’s common stock, issued to Saleen pursuant to the Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger the Company is solely engaged in the Saleen Entities’ business, Saleen Automotive’s then officers became the Company’s officers and Saleen Automotive’s then three directors became members of the Company’s five-member board of directors. On June 17, 2013, the Company consummated a merger with WSTY Subsidiary Corporation, its wholly-owned subsidiary, pursuant to which the Company amended its articles of incorporation to change its name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, the Company effected an increase in the number of its common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into common stock of the Company and the Super Voting Preferred Stock ceased to be a designated series of the Company’s preferred stock.

As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction was accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the consolidated company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations for the six months ended September 30, 2013.

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Saleen Automotive, Inc., a Florida corporation, Saleen Signature Cars, a California corporation and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Certain Prior Year Information

The Company has reclassified certain prior year amounts to conform to the current year presentation. This included 1) reclassification of engineering salaries of $153,885 and $245,291 for the three and six month periods ended September 30, 2013, respectively, from general and administrative expenses to research and development expenses; 2) reclassification of sales and marketing salaries of $160,372 and $258,626 for the three and six month periods ended September 30, 2013, respectively from general and administrative expenses to sales and marketing expenses; and 3) reclassification of promotional trade discount expenses of $32,216 and $44,368 for the three and six month periods ended September 30, 2013, respectively, to revenue from sales and marketing expenses. The reclassification of these amounts had no impact on consolidated net loss or cash flows.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2014, the Company incurred an operating loss of $3,056,980 and utilized $1,714,196 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $5,718,593 and $4,966,212, respectively, as of September 30, 2014, and as of that date, the Company owed $583,900 in past unpaid payroll taxes; $1,148,574 of accounts payable was greater than 90 days past due; $352,795 of outstanding notes payable were in default; and $398,176 is owed to a bank as of November 2014, which the Company has not paid and expects to be in default unless the bank agrees to another extension. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors, in their audit report for the year ended March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2014 the Company had cash on hand in the amount of $7,261 and is not generating sufficient funds from operations to cover current operating expenses. During the six months ended September 30, 2014, the Company raised $406,000 through the issuance of convertible notes, $150,000 through the issuance of notes payable to related parties, and entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 1,183,334 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. However, additional funding will be needed to continue operations through December 31, 2014. In addition, the Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate its business through and beyond December 31, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders, including diluting Saleen below 50% ownership, in the case of convertible debt and equity financing.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3 Unobservable inputs based on the Company’s assumptions.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

As of September 30, 2014 and March 31, 2014, the Company’s condensed consolidated balance sheet included the fair value of a derivative liability of $214,728 and $5,032,786, respectively, which was based on Level 2 measurements. There were no other investments or liabilities of the Company measured and recorded at fair value as of September 30, 2014 and March 31, 2014.

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

Inventories

	September 30, 2014	March 31, 2014
	(unaudited)
Parts and work in process	$91,080	$183,941
S7 Supercar held for sale	250,000	250,000
Total inventories	$341,080	$433,941

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

Stock Compensation

The Company uses the fair value recognition provision of ASC 718, “Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of any equity instruments on the grant date that vests over a period of time.

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

Income (Loss) per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. The basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. The diluted EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Certain dilutive common shares are excluded from the diluted income (loss) per share calculation if the effects of such dilutive common shares are anti-dilutive. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

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

Warrants, options and other potentially dilutive debt securities that are anti-dilutive have been excluded from the dilutive calculation when their exercise price or conversion price exceeds the average stock market price during the period or the effect would be anti-dilutive when applying to a net income (loss) during the period presented. The following table presents a reconciliation of basic and diluted shares for the three and six month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Six Month Periods Ended September 30,
	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding	151,186,865	120,000,000	142,095,832	120,000,000
Diluted effect of potentially dilutive convertible debt	—	—	65,375,262	—
Diluted weighted-average number of potential common shares outstanding	151,186,865	120,000,000	207,471,094	120,000,000
Potential common shares excluded from the per share computations as the effect of their inclusion would not be dilutive	213,529,045	40,000,000	149,264,897	21,333,333

Significant Concentrations

Sales to two separate customers comprised 10% and 15% of revenues for the three and six months ended September 30, 2014, respectively. Two different customers comprised 44% and 29% of accounts receivable as of September 30, 2014. No customers had accounts receivable in excess of 10% at March 31, 2014 or revenues in excess of 10% during the three and six months ended September 30, 2013.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014	March 31, 2014
Tooling	$485,098	$470,399
Equipment	321,188	264,837
Leasehold improvements	203,314	203,311
Construction-in-progress	153,807	—
Total, cost	1,163,407	938,548
Accumulated Depreciation and Amortization	(501,439)	(391,724)
Total Property, Plant and Equipment	$661,968	$546,824

Depreciation and amortization expense was $63,806 and $26,574 for the three months ended September 30, 2014 and 2013, respectively, and was $109,715 and $46,744 for the six months ended September 30, 2014 and 2013, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	September 30, 2014	March 31, 2014
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in Novemer 2014 (1)	$398,176	$442,479
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 10% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Subordinated secured note payable for legal services rendered, non-interest bearing, payable on October 25, 2013, currently in default (4)	37,749	37,749
Note and bond payable (5)	-	517,500
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (6)	55,000	120,000
Total notes payable	$648,971	$1,275,774

F-11

(1)

On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014. In accordance with the settlement arrangement, the Company was required to pay $418,429 to this bank in August 2014 as full settlement of remaining principal amount owed. In August 2014, the bank agreed to extend this date by 90 days to November 2014  in exchange for $30,000 to be applied towards principal and interest on the loan. As of the date of this filing, the Company has not paid this balance and expects to be in default unless the bank agrees to another extension. The Company is currently in discussion with the bank to obtain another extension.

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of September 30, 2014 and March 31, 2014, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of September 30, 2014 and March 31, 2014 due to non-payment.

(4)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events that have not occurred. The note is secured by certain of the Company’s intellectual property. The note was in default as of September 30, 2014 and March 31, 2014 due to non-payment.

(5)	As of March 31, 2014, the Company was indebted on a $317,500 subordinated 6% bond and a $200,000 10%, note payable. On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against the Company for outstanding Bond and note payables to Thomas Del Franco, which consisted of a Bond and note payable of $317,500 and $200,000, respectively, and unpaid interest of $187,535 in exchange for (1) the Company’s payment to Mr. Del Franco of $250,000 (the “Settlement Payment”) and (2) issuance of 2,250,000 shares of the Company’s common stock (the “Settlement Shares” and together with the Settlement Payment, the “Settlement Amount”). The Settlement Shares had a value of $382,500 based on the closing price of the Company’s common stock on May 7, 2014 of $0.17. The parties to the Settlement Agreement also agreed to release each other from all claims arising from their prior business dealings. The Del Franco Parties have agreed to a contractual restriction on the sale of the Settlement Shares whereby for a period of 12 months from and after the expiration of any applicable restricted periods imposed by applicable federal and state securities laws and regulations, including Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), the Del Franco Parties will not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, more than 200,000 of the Settlement Shares in any given calendar month. The Company recognized a gain of $72,265 in the Statement of Operations during the six months ended September 30, 2014 based on the difference between the value of the common shares and the amount recorded as of the date of settlement.

(6)	As of March 31, 2014, the Company had outstanding $100,000 and $20,000 unsecured 10% notes payable. In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with Jim Marsh American Corporation (“Marsh”) for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its common stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the common stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of September 30, 2014. In addition, the other $20,000 Note remains outstanding as of September 30, 2014.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	September 30, 2014	March 31, 2014
Unsecured note payable to a stockholder, due on April 1, 2014, currently in default. (1)	$102,000	$102,000
Unsecured note payable to a stockholder, interest at 10% per annum payable at various maturity dates, settled in April 2014. (2)	—	32,452
Unsecured 10% note payable to a stockholder, payable on demand	135,000	—
Unsecured $100,000 revolving promissory note to a stockholder, interest at 12% per annum payable in full on November 15, 2014. $10,000 available at September 30, 2014.	90,000	75,000
Total notes payable, related parties	$327,000	$209,452

(1)	The Company had borrowed an aggregate of $102,000 from a stockholder in prior years which went into default. On May 21, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling the note and agreeing to enter into a new note to pay $135,000 on or before April 1, 2014, which represented principal of $102,000 plus interest of $33,000 to be accrued through April 1, 2014. The note was in default as of September 30, 2014 due to non-payment.

(2)	Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 bearing interest at 10% per annum and due in full on February 10, 2009. In April 2014, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby it agreed to issue 527,520 shares of its common stock along with a five-year warrant to purchase 527,520 shares of its common stock at an exercise price of $0.15 per share in exchange for cancellation of $32,452 of principal and $1,960 of accrued interest. The value of the common stock issued was $105,504 based on a stock price of $0.20 on date of settlement. The Company valued the warrants at $82,662 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.21; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The loss on the settlement of this note of $153,754 was provided for and accrued for as of March 31, 2014.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	September 30, 2014	March 31, 2014
Senior secured convertible notes payable to a private accredited investor group, convertible into 27,797,573 shares of common stock (including accrued interest) as of September 30, 2014, interest accrued at 3% per annum, notes mature on September 25, 2017	$2,001,720	$2,586,732

Unsecured convertible notes payable to private accredited investor group, convertible into 61,646,190 shares of common stock (including accrued interest) as of September 30, 2014, interest accrued at 7% per annum, notes mature in March 2017	2,500,000	2,250,000

Unsecured convertible notes payable to a private accredited investor, convertible into 3,729,071 shares of common stock (including accrued interest) as of September 30, 2014, interest accrued at 8% per annum, notes mature in June 2015	156,000	—
	4,657,720	4,836,732
Less: discount on notes payable	(3,184,972)	(3,498,981)
Notes payable, net of discount	1,472,748	1,337,751
Less: notes payable, current	(16,041)	—
Notes payable, long-term	$1,456,707	$1,337,751

As of September 31, 2014, $16,041 was included in current portion of convertible notes payable, which represented convertible notes payable of $156,000 less debt discount of $139,959.

3% Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. During the six months ended September 30, 2014, note holders converted $585,012 of principal and $11,941 of accrued and unpaid interest into 8,032,186 shares of the Company’s common stock. The balance of the convertible notes outstanding as of September 30, 2014 was $2,001,720 and is convertible into 27,797,573 shares of Common Stock including accrued and unpaid interest. The balance of convertible notes outstanding as of March 31, 2014 was $2,586,732. The Notes pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into the Company’s common stock at a specified conversion price, which currently is $0.075 per share. Prior to June 2014, the Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company’s common stock, including conversions or exchanges thereof, and the agreements included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock instruments at or below the then current exercise price. In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock valued at $58,488, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount. The Company recorded $58,488 as additional debt discount related to the value of the 389,923 shares issued, which is being amortized over the remaining term of the Notes.

The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that prior to June 2014 the conversion prices of the notes were not a fixed amount because they were subject to adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features were not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the notes on June 26, 2013, the initial fair value of the embedded beneficial conversion feature of the notes was $1,660,656. This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes. As a result of the 3% First Amendment entered into in June 2014, the conversion price is no longer subject to fluctuation based on the occurrence of future offerings or events except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result, the Company determined that the derivative liability was extinguished in June 2014 (See Note 6).

During the six months ended September 30, 2014 and September 30, 2013, the Company amortized $184,456 and $108,341, respectively, of the valuation discount as additional interest expense. During the six months ended September 30, 2014, the Company wrote off the remaining unamortized debt discount allocated to the convertible notes of $209,364 to interest expense. As of September 30, 2014 and March 31, 2014, the remaining unamortized valuation discount of $913,649 and $1,248,981, respectively, has been offset against the face amount of the notes for financial statement purposes.

7% Unsecured convertible notes

In March and April 2014, as amended in June 2014, the Company issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, respectively, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering above. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. The Notes pay 7.0% interest per annum with a maturity of 3 years (March and April, 2017). No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. Each Note is initially convertible at any time into the Company’s common stock at a conversion price, which is adjustable to the lower of $0.07 or the three lowest daily volume weighted average prices of the Company’s common stock during the twenty consecutive trading days immediately preceding any conversion date. However, in no event shall the conversion price be lower than $0.03 per share. As of September 30, 2014, the conversion price was approximately $0.04 per share and represented 61,646,190 shares of Common Stock. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally.

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

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Notes, the Company determined that there was deemed a beneficial conversion feature associated with these Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the Notes, which totaled $422,206 for the six months ended September 30, 2014. As of September 30 and March 31, 2014, the remaining unamortized valuation discount of $2,131,365 and $2,250,000, respectively, has been offset against the face amount of the notes for financial statement purposes.

8% Unsecured convertible notes

In September 2014 the Company issued, pursuant to a Securities Purchase Agreement with an accredited investor, two Convertible Promissory Notes (“Notes”) in the principal amount of $156,000. The Notes bear interest at 8% per annum and mature in June 2015; however, within the 180-day period after the issuance of the Notes, the Company may prepay the Notes subject to a premium between 110% and 135% of the then outstanding amount due depending on the date of payment. After the 180th day, the Company may not prepay the note. Further, the notes contain provisions that under certain events of default, as defined in the agreement, the amount owed would increase to 150% of the original amount owed. In addition, in the event of non-payment when due, the interest rate would increase to 22% per annum from the date due until paid.

The Notes are convertible into shares of Common Stock at the option of the holder commencing on the 180th day following the date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, is convertible at a price per share equal to the greater of (a) 61% of the average of the lowest 5 trading prices of the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, and (b) $0.00009. In addition, the conversion price is subject to adjustment in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. Further, the conversion price is subject to full-ratchet anti-dilution protection for any issuance of securities (other than employee stock options) at a price per share below the then conversion price in effect at the time of issuance. As of the September 30, 2014 and assuming that the holder had the right to convert the Notes, the Notes would have been convertible into approximately 3,936,910 shares of Common Stock. Per agreement, the Company is required to reserve 28,000,000 shares of Common Stock for the conversion of these Notes.

The Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded beneficial conversion feature of the notes to be $241,882. The Company determined this amount by using a weighted-average Black-Scholes-Merton model using the following assumptions: (i) fair market value of stock of $0.07; (ii) dividend yield of 0%; (iii) expected volatility of 125%; (iv) risk free rate of .08% and (v) expected term of .75 years. As such, the Company recorded a $241,882 derivative liability with an offsetting charge to valuation discount of $156,000 with the remainder of $85,882 recorded as an expense included in other income (expense) in the Statement of Operations for the three and six months ended September 31, 2014. As of September 30, 2014, the Company amortized $16,041 of the valuation discount, and the remaining unamortized valuation discount of $139,959 as of September 30, 2014 has been offset against the face amount of the Notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s senior secured convertible notes (described in Note 5 above), did not have fixed settlement provisions because their conversion prices could be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes had been characterized as a derivative liability and is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As discussed in Note 5 above, the conversion feature of the Company’s senior secured convertible notes issued in June 2013 and unsecured convertible notes issued in September 2014 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The Company re-measures derivative instruments outstanding at the end of every reporting period with the change in value from previous period reported in the statement of operations. The following represents the changes in the Company’s derivative liabilities:

In June 2014 the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result of this amendment, after June 17, 2014 the Company no longer recognized a derivative liability related to these notes.

During 2014 the derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	September 30, 2014	June 17, 2014	March 31, 2014
Conversion feature:
Risk-free interest rate	0.08%	0.02%	0.05%
Expected volatility	125%	100%	100%
Expected life (in years)	.70 years	0 years	.25 years
Expected dividend yield	—	—	—

Fair Value:
Conversion feature	$214,728	$2,586,732	$5,032,786

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining terms of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The Company recognized income of $27,156 and $2,473,210 as other income during the three and six months ended September 30, 2014, respectively, and income of $140,899 and $51,134 as other income during the three and six months ended September 30, 2013, respectively, which represented the change in the fair value of derivative liability from previous reporting period. In addition, the Company recognized a gain of $2,586,732 upon extinguishment of the derivative liability as of June 17, 2014 related to the 3% convertible note.

NOTE 7 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of September 30 and March 31, 2014 are as follows:

Related Party:	September 30, 2014	March 31, 2014
Steve Saleen (a)	$173,747	$100,000
Michaels Law Group (b)	71,699	23,954
Top Hat Capital (c)	62,500	25,000
Crystal Research (d)	6,343	—
	$314,289	$148,954

(a)	During the six months ended September 30, 2014 and 2013, the Company incurred $73,747 and $60,000 in officers’ salary expense that is due and payable to its Director, Chairman and CEO, Mr. Steve Saleen. As of September 30, 2014 and March 31, 2014, the Company owed $173,747 and $100,000, respectively, to Mr. Saleen for his unpaid officers’ salary.

(b)	During the six months ended September 30, 2014 and 2013, the Company incurred $63,295 and $62,516, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by its Director and General Counsel, Mr. Jonathan Michaels. During the six months ended September 30, 2014 and 2013, the Company paid $15,550 and $148,258, respectively, in General Counsel Services and legal fees expense with Michaels Law Group. As of September 30, 2014 and March 31, 2014, $71,699 and $23,954, respectively, was payable to Michaels Law Group for these services.

(c)	During the six months ended September 30, 2014, the Company incurred and paid $50,000 and $12,500, respectively, in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of September 30, 2014 and March 31, 2014, $62,500 and $25,000, respectively, was payable to TopHat Capital for these services.

(d)	During the six months ended September 30 2014, the Company incurred and paid $31,343 and $25,000, respectively, for research report services to Crystal Research Associates, whose co-founder and Chief Executive Officer, Jeffrey Kraws, is a Director of the Company. As of September 30, 2014 $6,343 was payable to Crystal Research Associates for these services.

Other Transactions

During the six months ended September 30, 2013, the Company incurred $88,313 in accounting advisory and CFO services with Miranda & Associates, a firm owned by its former Chief Financial Officer, Mr. Robert Miranda.

During the six months ended September 30, 2013, the Company issued 5,277 shares of its Super Voting Preferred stock or the equivalent of 659,625 shares of its Common Stock, to Robert J. Miranda and Jonathan Michaels (329,811 common shares each). These shares were valued at $250,000, which was recorded as director’s fee expense. These shares were issued in consideration of Messrs. Miranda’s and Michaels’ service on the Company’s board of directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of common stock

During the six months ended September 30, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 1,183,334 restricted shares of the Company’s common stock at a per share price of $0.15 for aggregate proceeds of $177,500, and also received Common Stock Purchase Warrants to purchase 1,183,334 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the six months ended September 30, 2014, the Company issued 1,000,000 shares of common stock valued at $170,000 in in exchange for services.

During the six months ended September 30, 2014, the Company issued 1,285,460 shares of common stock to settle $470,534 of previously recorded accounts to be settled through issuance of equity securities. As a result, the Company reclassified the $470,534 from a liability as of March 31, 2014 to equity during the six months ended September 30, 2014.

During the six months ended September 30, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock or 1,522,250 shares of its common stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $576,981 based on management’s estimate of value of the shares issued and was recorded as general and administration expense.

Omnibus Incentive Plan

In January 2014, the Company’s board of directors approved the 2014 Omnibus Incentive Plan (the “Plan”), which is administered by the Company’s board of directors or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted share awards and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). A total of 28,905,763 shares of common stock have been authorized for issuance and reserved under the Plan. The Plan was approved by the Company’s stockholders on January 13, 2014.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company’s assessment of the estimated fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2014	—	$—	$—	—
Options granted	10,104,000	0.10	—	—
Options cancelled	—	—	—	—
Options exercised	—	—	—	—
Balance at September 30, 2014	10,104,000	0.10	nil	9.9
Exercisable at September 30, 2014	3,271,333	0.10	nil	9.9
Expected to vest after September 30, 2014	6,832,667	0.10	nil	9.9

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s common stock of $0.06 on September 30, 2014 and the exercise price of each option.

During the six months ended September 30, 2014, the Company recorded stock compensation expense of $353,975 of which $47,972, $190,272, and $115,731 was included in research and development, sales and marketing, and general and administrative expenses, respectively. There were no options outstanding during the six months ended September 30, 2013. Unearned compensation of $523,842 existed at September 30, 2014, related to non-vested stock options, which will be recognized into expense over a weighted average period of 1.9 years.

Warrants

The following summarizes warrant activity for the Company during the six months ended September 30, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2014	11,252,245	$0.15	4.3
Issued	2,110,854	0.15	4.6
Exercised	(50,000)	0.15	—
Outstanding September 30, 2014	13,313,099	$0.15	4.4

During the six months ended September 30, 2014, warrants to purchase 50,000 shares of the Company’s common stock were exercised for total proceeds of $7,500. As of September 30, 2014, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

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

SSC is the plaintiff in a case filed against Douglas Lopez & Rumm, LLP, Diana Lopez and Dana Douglas on October 16, 2012 in the California Superior Court, Orange County, for legal malpractice for their failure to adequately represent SSC in its litigation against Connects Marketing for the installation of defective engines in SSC vehicles. The defendants filed a cross-complaint against SSC and Saleen for payment for legal services rendered in the amount of $10,000. Defendant Dana Douglas has filed bankruptcy, and all claims against her have been stayed. In May 2014, SSC settled this matter in exchange for payment from Defendant Diana Lopez of $15,000, via monthly payments. Payments are to continue through approximately September 2015, after which this matter will be dismissed.

SSC is the plaintiff in a case filed against Inland Empire Auto Body & Paint, Inc. on August 8, 2012 in the California Superior Court, Riverside County, for breach of contract related to several paint jobs performed by Inland Empire on SSC vehicles. In July 2014, SSC settled this matter in exchange for payment of $15,000 from Inland Empire Auto Body & Paint, Inc., payable via monthly payments. Payments are to continue through approximately March 2016, after which this matter will be dismissed.

SSC is a defendant in the case of Riverside County Transportation Commission v. Haupert, et.al., filed on November 8, 2013, in the California Superior Court, Riverside County, for eminent domain of a portion of the property on which SSC’s offices are located. SSC’s landlord, Mr. Haupert, is undertaking the defense of this matter on SSC’s behalf; SSC bears no expense for this litigation. It is unclear what effect, if any, this litigation will have on SSC.

SSC is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claimed breach of contract related to an engine installed by a third party vendor. The suit claimed $200,000 in damages plus interest, legal fees and costs of litigation. The Company filed a cross complain against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, the Company settled this claim by agreeing to pay of $112,500 over a period of 18 months of which the Company paid $45,500 through August 2014. Subsequent to this date the Company has defaulted on payments. On October 30, 2014, a judgment was entered against SSC in the amount of $68,950, which the Company had accrued for in accounts payable.

In February 2014, SSC received a Complaint from a bank alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the bank agreed to dismiss the suit in exchange for the payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, September and July 2014, and the Company’s agreement to pay the remaining recorded balance to the bank in August 2014. In August 2014, the bank agreed to extend this date by 90 days to November 2014  in exchange for $30,000 to be applied towards principal and interest on the loan. As of the date of this filing, the Company has not paid this balance and expects to be in default unless the bank agrees to another extension. The Company is currently in discussion with the bank to obtain another extension the outcome of which is uncertain.

In September 2014, the Company received a Complaint from Green Global Automotive B.V. (“GAA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in September 2011 between GAA and Saleen Electric Automotive, Inc., which was merged into the Company in June 2013. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. Management is currently evaluating the merits of this case, if any, and is working to ascertain the impact on the Company’s financial statements, if any.

In September 2014, the Company received a Complaint from Ford of Escondido for 1) claim and delivery of personal property, 2) money due on a contract, and 3) common count. The Company and Home Heller Ford, which was merged into Ford of Escondido, are parties to a supply agreement entered into in May 2013. Specifically, Ford of Escondido seeks payment of seven (7) Ford Mustangs for a total of $222,871 plus interest and attorneys’ fees, less any amounts to be credited to the Company pursuant to proceeds of sale. As of September 30, 2014, the Company has included in accounts payable the cost of four (4) vehicles, which the Company believes are owed to Ford of Escondido and disagrees with Ford of Escondido’s number of vehicles and related amount owed. As such, the Company believes Ford of Escondido’s claims are without merit and has responded to the Complaint including claims that Ford of Escondido breached said supply agreement. There has been no response to the Company’s position and the outcome is uncertain; however, the Company believes this matter will not have a material impact, if any, on the Company’s financial statements.

Although the Company’s management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future.

NOTE 10 – SUBSEQUENT EVENTS

Convertible Notes

a)	On October 2, 2014, the Company issued a note in the amount of $55,000, pursuant to a Securities Purchase Agreement and 8% convertible Notes under the same terms and as discussed in Note 5.

b)	On October 14, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor in a private placement pursuant to which the Company issued two convertible notes each in the principal amount of $55,125 (increasing by 10% if not paid at maturity) (the “Notes”). Each Note bears interest at 8% (24% during the occurrence of an event of default) and matures on October 14, 2015. The Notes were issued at a 5% original issue discount such that the consideration provided for each Note was $52,500. The Company issued the first Note in consideration of the holder’s payment to the Company of cash, and the Company issued the second in consideration of holders’s issuance to the Company of an offsetting Note in the principal amount of $52,500. The offsetting Note is secured by a pledge of the Notes the Company issued to the holder. The holder is not permitted to convert the second Note until it fully pays and satisfies its obligations under its offsetting Note.

The Company may prepay the Notes, provided that if the Notes are prepaid within 90 days or between 91 to 180 days of the issuance date, the Company would be required to pay 135% or 150%, respectively, of the face amount plus accrued interest. The Company may not prepay the Notes after 180 days of issuance. Further, upon a change in control the holder may request the Company to redeem each Note for 150% of the face amount plus accrued interest, or the holder may elect to convert outstanding principal and interest into common stock in accordance with the conversion provisions of each Note.

The Notes are convertible into shares of Common Stock at the option of the holder commencing on the 180th day following the date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Note along with, at the holder’s option, any unpaid interest and penalties is convertible at a price per share equal to the greater of (a) 61% of the average of the lowest two trading prices of common stock during the 18 trading day period ending on the conversion date, and (b) $0.00005. In addition, the conversion price is subject to standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As of the date of issuance and assuming that the holder had the right to convert the Notes, the Notes would have been convertible into approximately 2,259,221 shares of Common Stock. Per agreement, the Company is required to reserve a sufficient number of shares of common stock for the conversion of these Notes, initially set as 8,815,000 shares of Common Stock.

As the initial conversion price reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Notes, the Company determined that there was deemed a beneficial conversion feature associated with these Notes. As such, the Company will record $35,244 in the quarter ending December 31, 2014 representing the intrinsic value of the beneficial conversion feature at the issuance date of the Notes in additional paid-in capital. The value of the beneficial conversion feature will be amortized as additional interest expense over the term of the Notes.

c)	On October 15, 2014, the Company issued a 10% Convertible Note (the “10% Note”) to a separate accredited investor in the principal amount of $50,000. The 10% Note bears interest at 10% per annum (20% per annum if not paid when due) and is payable upon demand at any time on or after April 15, 2015. Until 120 days after the issuance date, the 10% Note will have a redemption premium of 135% of the principal amount and may be prepaid without the holder’s consent, and thereafter through the maturity date, a redemption premium of 150% of the principal amount, provided that the investor must approve such pre-payment. Upon the occurrence of an event of default the holder may declare the 10% Note immediately due and payable.

Amounts due under the 10% Note are convertible into shares of common stock at the lower of 58% of the lowest trading price of common stock during the 20 trading day period prior to (i) the conversion date and (ii) the execution date. In addition, the conversion price is subject to standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As of the date of issuance and assuming that the holder had the right to convert the Notes, the Notes would have been convertible into approximately 2,155,172 shares of Common Stock. Per agreement, the Company is required to reserve 7,000,000 shares of common stock for the conversion of this Note.

As the initial conversion price reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Notes, the Company determined that there was deemed a beneficial conversion feature associated with these Notes. As such, the Company will record $36,207 in the quarter ending December 31, 2014 representing the intrinsic value of the beneficial conversion feature at the issuance date of the Notes in additional paid-in capital. The value of the beneficial conversion feature will be amortized as additional interest expense over the term of the Notes.

d)	On October 28, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor in a private placement pursuant to which the Company issued a Convertible Note in the principal amount of $75,000 (the “Note”). The investor, at their option, may grant five additional Notes with a principal amount of $25,000 each (the “Notes”). Each Note bears interest at 8% and matures twelve months after issuance. The Notes has an original issue discount of 5% and the Company may prepay the Notes at any time upon mutual consent, provided the Company would be required to pay 125% of the face amount plus accrued interest.

The Notes are convertible into shares of Common Stock at the option of the holder at any time following the date of the Note and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties is convertible at a price per share equal to the greater of (a) 65% (or 60% in the event the Company’s stock price is less than $0.02 per share) of the average of the three lowest VWAP for the 20 consecutive trading days prior to the conversion date, and (b) $0.001. In addition, the conversion price is subject to standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As of the date of issuance and assuming that the holder had the right to convert the Note, the Note would have been convertible into approximately 4,180,571 shares of Common Stock. Per agreement, the Company is required to reserve a sufficient number of shares of common stock for the conversion of these Notes of 8,000,000 shares of Common Stock.

As the initial conversion price reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Note, the Company determined that there was deemed a beneficial conversion feature associated with the Note. As such, the Company will record $45,096 in the quarter ending December 31, 2014 representing the intrinsic value of the beneficial conversion feature at the issuance date of the Note in additional paid-in capital. The value of the beneficial conversion feature will be amortized as additional interest expense over the term of the Note.

e)	On November 6, 2014, the Company entered into a Convertible Note (the “Note”) with an accredited investor in a private placement pursuant to which the Company issued a Note in the principal amount of $60,000 (the “Note”). The investor, at their option, may grant additional Convertible Notes up to $360,000 (the “Notes”). The Notes bear interest at 12% (0% if paid within 90 days of issuance) and matures two years after issuance. The Notes include an original issue discount of 10% and the Company may prepay the Notes at any time.

The Notes are convertible into shares of Common Stock at the option of the holder at any time following the date of the Note and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties is convertible at a price per share equal to the greater of (a) 60% of the lowest trade price in the 25 trading days previous to the conversion and $0.00005. As of the date of issuance and assuming that the holder had the right to convert the Note, the Note would have been convertible into approximately 3,333,333 shares of Common Stock. Per agreement, the Company is required to reserve a sufficient number of shares of common stock for the conversion of these Notes of 40,000,000 shares of Common Stock.

As the initial conversion price reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Note, the Company determined that there was deemed a beneficial conversion feature associated with these Notes. As such, the Company will record $40,000 in the quarter ending December 31, 2014 representing the intrinsic value of the beneficial conversion feature at the issuance date of the Note in additional paid-in capital. The value of the beneficial conversion feature will be amortized as additional interest expense over the term of the Note.

Stock Options

In October 2014, the Company’s board of directors approved the grant of options to two independent contractors to purchase up to 2,000,000 shares each of the Company’s common stock at an exercise price of $0.03 per share. The options fully vest immediately. The Company valued the options at $104,400 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.03; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 2.25% and (v) expected term of 6 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three and six months ended September 30, 2014 and 2013. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro, Dodge Challenger and Tesla Model S platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2014 as filed on June 30, 2014. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

We design, develop, manufacture and sell high performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S, as well as exotic sports cars. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers (Ford, Chevrolet, Dodge and Tesla)) of OEM American Sports and Electric Cars and the production of high performance USA-engineered sports and racing cars. Saleen-branded products include a complete line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar along with hybrid and zero-emission vehicles for commercial applications and consumer markets. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine. In August 2014, we launched and began producing a Saleen modified Tesla Model S sports car.

Our customers worldwide include muscle and high performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet, Dodge and Tesla platform vehicles for our muscle and high performance vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our main retail outlets for our products are authorized Ford, Chevrolet and Dodge dealers and we also retail our products with exotic car dealers.

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

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the historical operations of the Saleen Entities prior to the Merger and that of the consolidated company following the Merger. The accompanying condensed consolidated financial statements are prepared as if we will continue as a going concern. Accordingly, the condensed consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained starting on page 31 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed on June 30, 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our revenue, operating expenses, and net loss for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 were as follows – some balances on the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Three months ended			Percentage
	September 30,			Change
	2014	2013	Change	Inc. (Dec.)
Revenue, net	$866,524	$1,536,264	$(669,740)	(44%)

Costs of goods sold	769,990	1,234,008	(464,018)	(38%)
Gross margin	96,534	302,256	(205,722)	(68%)
Operating expenses
Research and development	250,130	190,582	59,548	31%
Sales and marketing	443,767	456,556	(12,789)	(3%)
General and administrative	792,062	776,471	15,591	2%
Depreciation and Amortization	63,806	26,574	37,232	140%
Total operating expenses	1,549,765	1,450,182	99,582	7%
Loss from operations	(1,453,231)	(1,147,926)	(305,305)	27%
Other income (expenses)
Interest expense	(571,748)	(127,939)	(443,809)	347%
Private placement costs	(85,882)	—	(85,882)	—
Change in fair value of derivative liability	27,156	140,899	(113,743)	(81%)
Net Income (Loss)	$(2,083,705)	$(1,134,966)	$(948,739)	84%

Revenues: Revenue consists of sales of high performance vehicles, aftermarket retail parts and design services. Our revenue from high performance muscle car vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a small margin, and production conversion of the base chassis into a Saleen OEM high performance sports car. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of over 25,000 loyal Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the three months ended September 30, 2014 were $866,524, a decrease of $669,740 or 44% from $1,536,264 for the three months ended September 30, 2013. The decrease relates primarily to lower Mustang sales from less availability of Ford Mustang base chassis coupled with Saleen authorized dealers preference to place orders for the 2015 Saleen Mustang models instead of the 2014 model. Sales during the three months ended September 30, 2014 were also negatively impacted from availability of Mustang chassis, as starting in May 2014, Ford discontinued production of the 2014 Mustangs in order to switch to the new 2015 model, which represents a major model change and will be available to the Company starting in mid to late November 2014. During the same period in the prior year, the change from the 2013 to 2014 Mustang model year was minimal and the supply of vehicles was not disruptive. Based on current orders for the 2015 Saleen Mustang model, we anticipate an increase in volume for the Saleen Mustang over the next twelve months as compared to the same period in the prior year.

Cost of Goods Sold: Cost of goods sold consists of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchased Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles. Material cost relates to the purchase of conversion parts used in the production of our high performance vehicles, and procurement of aftermarket parts, which are manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel related to the production of our high performance vehicles and logistics of warehousing and shipping our aftermarket parts. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors.

Total costs of goods sold for the three months ended September 30, 2014 were $769,990, a decrease of $464,018 or 38% from $1,234,008 of costs of goods sold for the three months ended September 30, 2013. The decrease was primarily attributable to decreased vehicle sales during the three months ended September 30, 2014 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased $205,722 to $96,534, or 68%, for a gross margin of 11% for the three months ended September 30, 2014 from a gross margin of $302,256, or 20%, for the three months ended September 30, 2013. The decrease in gross margin reflects the decrease in sales volume as compared to the same period in the prior year along with higher costs incurred to obtain the 2014 Mustang chassis due to short supply of such vehicles, as Ford discontinued production of the 2014 Mustang in May 2014 to switch to the 2015 model.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses increased by $59,548, or 31%, to $250,130 during the three months ended September 30, 2014 from $190,582 for the three months ended September 30, 2013. The increase is primarily due to our expanded engineering team and development of our new Saleen Tesla high performance electric vehicle. In addition, research and development costs included $47,972 of non-cash stock based compensations related to employee grants of stock options during the three months ended September 30, 2014. There were no stock options issued during the three months ended September 30, 2013.

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

Sales and marketing expenses remained relatively consistent as they decreased by $12,789, or 3%, to $443,767 for the three months ended September 30, 2014 from $456,556 for the three months ended September 30, 2013. Excluding $190,272 of non-cash stock based compensations related to employee grants of stock options during the three months ended September 30, 2014, sales and marketing expenses decreased $203,061 for the three months ended September 30, 2014 as compared to the same period in the prior year primarily due to lower car show expenses. There were no stock options issued during the three months ended September 30, 2013.

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

General and administrative expenses increased by $15,591, or 2%, to $792,062 for the three months ended September 30, 2014 from $776,471 for the three months ended September 30, 2013. Excluding non-cash stock based compensation of $115,731 for the three months ended September 30, 2014, general and administrative expense decreased $100,140 during the three months ended September 30, 2014 as compared to the same period in the prior year primarily due to lower professional fees. There were no grants of stock options during the three months ended September 30, 2013.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $37,232, or 140%, to $63,806 for the three months ended September 30, 2014 from $26,574 for the three months ended September 30, 2013.

Interest Expense: Interest expense increased by $443,809 or 347% to $571,748 for the three months ended September 30, 2014 from $127,939 for the three months ended September 30, 2013. The increase is primarily attributable to $478,223 of non-cash interest expense during the three months ended September 30, 2014 as compared to $140,899 of non-cash interest expense during the three months ended September 30, 2013. Non-cash interest relates to the amortization of the convertible debt discount on our convertible notes.

Private Placement Costs: In conjunction with the issuance of 8% convertible notes in September 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $241,882 derivative liability with an offsetting charge to valuation discount of $156,000 with the remainder of $85,882 recorded as an expense included in other income (expense) during the three months ended September 30, 2014. We incurred no similar expense during the three months ended September 30, 2013.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by the Company was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes was characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended September 30, 2014, we recorded a $27,156 gain due to the change in the derivative liability as compared to a gain of $140,899 for the three months ended September 30, 2013.

Net Income (Loss): Net loss increased by $948,739, or 84%, to a net loss of $2,083,705 for the three months ended September 30, 2014 from a net loss of $1,134,966 for the three months ended September 30, 2013. The increase in net loss primarily reflects the lower gross margin experienced coupled with an increase in operating and interest expenses.

Six Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our revenue, operating expenses, and net loss from operations for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 were as follows – some balances on the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Six months ended			Percentage
	September 30,			Change
	2014	2013	Change	Inc (Dec)
Revenue, net	$2,563,901	$2,442,696	$121,205	5%

Costs of goods sold	2,201,275	2,076,979	124,296	6%
Gross margin	362,626	365,717	(3,091)	(1%)
Operating expenses
Research and development	412,436	306,398	106,038	35%
Sales and marketing	999,392	587,974	411,418	70%
General and administrative	1,898,063	2,511,620	(613,557)	(24%)
Depreciation and Amortization	109,715	46,744	62,971	135%
Total operating expenses	3,419,606	3,452,736	(33,130)	(1%)
Loss from operations	(3,056,980)	(3,087,019)	30,039	(1%)
Other income (expenses)
Interest expense	(1,014,801)	(176,779)	(838,022)	474%
Costs of reverse merger transaction	—	(365,547)	365,547	(100%)
Private placement costs	(85,882)	—	(85,882)	—
Gain in extinguishment of derivative liability	2,586,732	—	2,586,732	—
Change in fair value of derivative liability	2,473,210	51,132	2,422,078	4,737%
Net Income (Loss)	$902,279	$(3,578,213)	$4,480,492	(125%)

Revenues: Revenue consists of sales of high performance vehicles, aftermarket retail parts and design services. Our revenue from high performance muscle car vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a small margin, and production conversion of the base chassis into a Saleen OEM high performance sports car. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of over 25,000 loyal Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the six months ended September 30, 2014 were $2,563,901, an increase of $121,205 or 6% from $2,442,696 for the six months ended September 30, 2013. The increase was primarily driven by mix of products sold. However, sales during the six months ended September 30, 2014 were negatively impacted, as starting in May 2014, Ford discontinued production of the 2014 Mustangs in order to switch to the new 2015 model, which represents a major model change and will be available to the Company starting in mid to late November 2014. During the same period in the prior year, the change from the 2013 to 2014 Mustang model year was minimal and the supply of vehicles was not disruptive. Based on current orders for the 2015 Saleen Mustang model, we anticipate an increase in volume for the Saleen Mustang over the next twelve months as compared to the same period in the prior year.

Cost of Goods Sold: Cost of goods sold consists of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchased Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles. Material cost relates to the purchase of conversion parts used in the production of our high performance vehicles, and procurement of aftermarket parts, which are manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel related to the production of our high performance vehicles and logistics of warehousing and shipping our aftermarket parts. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors.

Total costs of goods sold for the six months ended September 30, 2014 were $2,201,275, an increase of $124,296 or 6% from $2,076,979 of costs of goods sold for the six months ended September 30, 2013. The increase was primarily attributable to mix of sales during the six months ended September 30, 2014 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased slightly by $3,091 to $362,626, or 1%, for a gross margin of 14% for the six months ended September 30, 2014 from a gross margin of $365,717, or 15%, for the six months ended September 30, 2013. The slight decrease in gross margin was primarily driven by higher costs to obtain the 2014 Mustang chassis due to short supply of such vehicles, as Ford discontinued production of the 2014 Mustang in May 2014 to switch to the 2015 model.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses increased by $106,038, or 35%, to $412,436 during the six months ended September 30, 2014 from $306,398 for the six months ended September 30, 2013. The increase is primarily due to our expanded engineering team and development of our new Saleen Tesla high performance electric vehicle. In addition, research and development costs included $47,972 of non-cash stock based compensations related to employee grants of stock options during the six months ended September 30, 2014. There were no stock options issued during the six months ended September 30, 2013.

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

Sales and marketing expenses increased by $411,418, or 70%, to $999,392 for the six months ended September 30, 2014 from $587,974 for the six months ended September 30, 2013. The increase was primarily comprised of increased marketing efforts to promote existing and new products, including our increased participation at various car shows; higher new car sales expenses related to expansion of our sales team; and investor and public relation costs incurred to promote our company. Sales and marketing expenses also included $190,272 of non-cash stock based compensation related to employee grants of stock options during the six months ended September 30, 2014. There were no stock options issued during the six months ended September 30, 2013.

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

General and administrative expenses decreased by $613,557, or 24%, to $1,898,063 for the six months ended September 30, 2014 from $2,511,620 for the six months ended September 30, 2013. The decrease is primarily comprised of $310,212 of lower professional fees primarily related to merger activity during the six months ended September 30, 2013 that was not incurred during the six months ended September 30, 2014 as we did not have a comparable expense of this type; $388,750 of lower stock based employee compensation; $168,525 of lower one time settlements of previous claims, as we incurred a gain on settlements of $75,469 during the six months ended September 30, 2014 as compared to a loss of $93,493 for the six months ended September 30, 2013; and $29,134 decrease in other general and administrative expenses. The decrease was partially offset by $217,393 of higher administrative salaries expense resulting from our expansion of personnel; and $65,671 of higher auto and travel and entertainment costs related primarily to our increased participation in car shows during the six months ended September 30, 2014 as compared to the same period in the prior year.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $62,971, or 135%, to $109,715 for the six months ended September 30, 2014 from $46,744 for the six months ended September 30, 2013.

Interest Expense: Interest expense increased by $838,022 or 474% to $1,014,801 for the six months ended September 30, 2014 from $176,779 for the six months ended September 30, 2013. The increase is primarily attributable to $832,049 of non-cash interest expense during the six months ended September 30, 2014 as compared to $117,139 of non-cash interest expense during the six months ended September 30, 2013. Non-cash interest relates to the amortization of the convertible debt discount on our convertible notes.

Expenses of Reverse Merger Transaction: During the six months ended September 30, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing stockholders prior to the Merger. We did not have a comparable expense of this type during the six months ended September 30, 2014.

Private Placement Costs: In conjunction with the issuance of 8% convertible notes in September 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $241,882 derivative liability with an offsetting charge to valuation discount of $156,000 with the remainder of $85,882 recorded as an expense included in other income (expense) during the six months ended September 30, 2014. We incurred no similar expense during the six months ended September 30, 2013.

Gain on Extinguishment of Derivative Liability: On June 17, 2014 we entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note whereby in exchange for the issuance of 389,923 shares of our common stock, the Note holders agreed to remove all specified adjustments to the conversion price of these Notes except for standard anti-dilution provisions whereby if we consummate a reorganization transaction that pays dividends or we enter into a stock split of our common shares, the conversion price would adjust proportionally. As a result of this amendment, we recorded a gain of $2,586,732 during the six months ended September 30, 2014, which represented the remaining derivative liability as of June 17, 2014 and we no longer record a derivative liability.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by the Company was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes was characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the six months ended September 30, 2014, we recorded a $2,473,210 gain due to the change in the derivative liability from issuance date of which $2,446,054 related to the June 17, 2014 amendment as compared to a gain of $51,132 for the six months ended September 30, 2013.

Net Income (Loss): Net loss decreased by $4,480,492, or 125%, to a net income of $902,279 for the six months ended September 30, 2014 from a net loss of $3,578,213 for the six months ended September 30, 2013. The decrease in net loss to a net income is primarily attributable to $5,059,942 of non-cash gain we recorded on the change in the fair value and extinguishment of a derivative liability related to the issuance of convertible notes in June 2013. Excluding the impact on our net income (loss) of the change in value and extinguishment of a derivative liability, our net loss increased by $528,318 to a net loss of $4,157,663 for the six months ended September 30, 2014 from a net loss of $3,629,345 for the six months ended September 30, 2013. This increase in net loss primarily reflects higher interest costs of $838,022 as compared to the same period in prior year offset somewhat by non-recurring costs of reverse merger of $365,547 incurred during the six months ended September 30, 2013.

Liquidity and Capital Resources

Our working capital deficiency as of September 30, 2014 and March 31, 2014 are follows:

	As of	As of
	September 30, 2014	March 31, 2014
Current Assets	$668,629	$2,230,294
Current Liabilities	(5,634,841)	(5,280,580)
Net Working Capital Deficiency	$(4,966,212)	$(3,050,286)

Summary of cash flow activity for the six months ended September 30, 2014 and September 30, 2013 are as follows:

Cash Flows

	Six months	Six months
	Ended	Ended
	September 30, 2014	September 30, 2013
Net cash used in Operating Activities	$(1,714,196)	$(2,373,185)
Net cash used in Investing Activities	(224,859)	(237,729)
Net cash provided by Financing Activities	446,427	2,619,726
(Decrease) Increase in Cash during the six month period	(1,492,628)	8,812
Cash, Beginning of Period	1,499,889	4,434
Cash, End of Period	7,261	13,246

For the six months ended September 30, 2014 and 2013, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with customer deposits received in advance of shipment and gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been primarily to finance operations; expand our staff; develop new products and improve existing products; expand marketing efforts to promote our products and company; and other capital expenditures. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before significant positive operating cash flows will be achieved and funds will be needed in order to continue operations and achieve these objectives. As such, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the six months ended September 30, 2014, we incurred a loss from operations of $3,056,980 and utilized $1,714,196 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $5,718,593 and $4,966,212, respectively as of September 30, 2014, and as of that date, we owed $583,900 in past unpaid payroll taxes, $352,795 of our outstanding notes payable were in default and $1,148,578 of our accounts payable is greater than 90 days past due. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30 2014, we had cash on hand in the amount of $7,261 and we are not generating sufficient funds from operations to cover current operating expenses without obtaining additional financing. During the six months ended September 30, 2014, we raised $406,000 through the issuance of convertible notes and we entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 1,183,334 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. However, additional funding will be needed to continue operations through September 30, 2014. In addition, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business beyond September 30, 2014. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of equity financing.

At September 30, 2014, we had a working capital deficit of $4,966,212 compared to a working capital deficit of $3,050,286 at March 31, 2014. The increase in working capital deficit primarily relates to the decrease in cash to $7,261 as of September 30, 2014 from $1,499,889 as of March 31, 2014. In addition, current liabilities increased by $354,261 to $5,634,841 as of September 30, 2014 from $5,280,580 as of March 31, 2014 primarily due to a derivative liability of $214,728, which we recorded in conjunction with convertible notes issued in September 2014; $719,933 increase in customer deposits received during the six months ended September 30, 2014, including deposits received from signed orders for the 2015 Saleen Mustang; $275,000 in deferred vendor consideration related to purchase commitment advances received from BASF and FinishMaster; and $165,335 increase in accounts payable with related parities. The decrease in working capital was offset partially by the decrease in accounts payable of $350,935 due to payments on account and $626,803 decrease in notes payable primarily related to the issuance of 3,050,000 shares of common stock as payments on notes payable.

Net cash used in operating activities for the six months ended September 30, 2013 totaled $1,714,196 after net income of $902,279 was decreased by $3,741,340 in non-cash charges and increased by $954,864 in net changes to the working capital accounts. This compares to cash used in operating activities for the six months ended September 30, 2013 of $2,373,185 after the net loss for the period of $3,578,213 was decreased by $658,131 in non-cash charges and increased by $546,897 in changes to the working capital accounts.

Net cash used in investing activities was $224,859 for six months ended September 30, 2014 as compared to $237,729 of cash used in investing activities for the six months ended September 30, 2013.

Net cash provided by financing activities for the three months ended September 30, 2014 was $446,427. Of this amount, $406,000 came through the issuance of our unsecured convertible notes, $177,500 came from the issuance of 1,183,344 shares of our common stock and $150,000 came from issuances of notes to related parties. Cash of $294,573 was used to pay principal on long term notes. This compares to $2,602,132 in cash provided by financing activities during the six months ended September 30, 2013, of which $3,000,000 was obtained through the issuance of our secured convertible notes partially offset by $221,303 used to pay principal payments on notes from related parties and $177,031 was used to pay principal on notes payable.

Defaults on Notes Payable

As of September 30, 2014, we were in default on $352,795 of unsecured notes payable. While we are in discussions with the note holders to arrange extended payment terms, the initiation of collection actions by these note holders may severely affect our ability to execute on our business plan and operations. In addition, Saleen Signature Cars received a Complaint from the bank to which is issued a Senior Secured Note, which was filed on February 6, 2014 in California Superior Court, Riverside County. In April 2014, we entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, September and July 2014. In accordance with the settlement arrangement, we were required to pay $418,429 to this bank in August 2014 as full settlement of remaining principal amount owed. In August 2014, the bank agreed to extend this date by 90 days to October 2014 in exchange for $30,000 to be applied towards principal and interest on the loan. As of the date of this filing, we have not paid this balance and we expect to be in default unless the bank agrees to another extension. We are currently in discussion with the bank to obtain another extension the outcome of which is uncertain.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the six months ended September 30, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2014, we issued 1,000,000 shares of common stock valued at $170,000 to Dennis Hartmann in exchange for services rendered to us.

In connection with the foregoing securities issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: November 14, 2014	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

