Form 10-Q
period 2014-12-31
Saleen Automotive, Inc.
filed 2015-02-17
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [  ] No [X]

As of February 13, 2015, there were 170,460,122 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$95,435	$1,499,889
Accounts receivable, net of allowance for doubtful accounts of $246,519 as of March 31, 2014	170,808	198,538
Inventory	402,485	433,941
Prepaid expenses and other current assets	4,540	97,926
Total Current Assets	673,268	2,230,294
Long Term Assets
Property and equipment, net	615,186	546,824
Other assets	42,358	47,904
TOTAL ASSETS	$1,330,812	$2,825,022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,779,782	$2,048,310
Due to related parties	253,118	148,954
Notes payable	616,793	1,275,774
Current portion of convertible notes, net of discount of $488,996 at December 31, 2014	149,229	—
Notes payable to related parties	372,000	209,452
Payroll taxes payable	635,250	669,575
Accrued interest on notes payable	328,872	380,257
Customer deposits	1,122,167	193,912
Deferred vendor consideration	275,000	—
Derivative liability	1,150,117	—
Other current liabilities	363,175	354,346
Total Current Liabilities	7,045,503	5,280,580
Accounts to be settled by issuance of equity securities	75,000	470,534
Derivative liability	—	5,032,786
Convertible notes payable, net of discount of $2,513,979 and $3,498,981 at December 31, 2014 and March 31, 2014, respectively	1,687,741	1,337,751
Total Liabilities	8,808,244	12,121,651
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 167,962,443 and 137,710,501 issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	167,962	137,711
Preferred stock; $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	13,760,734	10,431,174
Accumulated deficit	(21,406,128)	(19,865,514)
Total Stockholders’ Deficit	(7,477,432)	(9,296,629)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,330,812	$2,825,022

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended December 31,		Nine month periods ended December 31,
	2014	2013	2014	2013
Revenue, net	$536,895	$1,007,179	$3,072,596	$3,449,875

Costs of goods sold	552,788	773,467	2,725,378	2,852,665
Gross margin (loss)	(15,893)	233,712	347,218	597,210

Operating expenses
Research and development	144,316	204,026	543,070	489,723
Sales and marketing	232,666	251,103	1,209,248	821,391
General and administrative	801,757	1,029,054	2,736,796	3,576,843
Depreciation and amortization	40,608	18,588	150,323	65,332
Total operating expenses	1,219,347	1,502,771	4,639,437	4,953,289
Loss from operations	(1,235,240)	(1,269,059)	(4,292,219)	(4,356,079)
Other income (expenses)
Interest expense	(754,488)	(186,004)	(1,769,289)	(362,784)
Costs of reverse merger transaction	—	—	—	(365,547)
Private placement costs	(582,347)	—	(668,230)	—
Gain on extinguishment of derivative liability	—	40,548	2,586,732	40,548
Change in fair value of derivative liabilities	129,182	(125,026)	2,602,392	(73,892)
Net loss	$(2,442,893)	$(1,539,541)	$(1,540,614)	$(5,117,754)
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)
Shares used in computing net loss per share:
Basic and diluted	156,891,289	120,649,951	146,930,440	120,635,914

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the nine month period ended December 31, 2014

					Additional
	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2014	137,710,501	$137,711	—	$—	$10,431,174	$(19,865,514)	$(9,296,629)
Fair value of shares issued for services	1,000,000	1,000			169,000		170,000
Reclass of amounts settled through the issuance of equity securities	1,285,460	1,285			469,249		470,534
Shares issued for cash	1,183,334	1,183			176,317		177,500
Shares issued upon exercise of warrants	50,000	50			7,450		7,500
Shares issued as consideration for the amendments of convertible notes	747,066	747			111,312		112,059
Fair value of shares issued upon conversion of convertible notes and accrued interest	18,032,186	18,032			894,063		912,095
Fair value of shares issued as payments on notes payable and accrued interest	3,222,060	3,222			534,013		537,235
Fair value of shares issued upon settlement of accounts payable	4,731,836	4,732			137,223		141,955
Fair value of beneficial conversion feature associated with convertible debt financing					250,000		250,000
Fair value of stock-based compensation					580,933		580,933
Net loss						(1,540,614)	(1,540,614)
Balance, December 31, 2014	167,962,443	$167,962	—	$—	$13,760,734	$(21,406,128)	$(7,477,432)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine month periods ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,540,614)	$(3,578,213)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	150,323	46,744
Change in fair value of derivative liabilities	(2,602,392)	(51,132)
Gain on extinguishment of derivative liability	(2,586,732)	—
Gain on settlement of notes payable and accounts payable, related party	(89,938)	—
Amortization of discount on convertible notes	1,496,290	108,341
Fair value of share based compensation	580,933	—
Costs of private placement	668,230	—
Fair value of shares issued for directors fees to related parties	—	250,000
Fair value of shares issued as principal payment on notes payable	—	24,697
Loss on shares issued as payment on settlement of accounts payable	58,886	—
Fair value of shares issued for services	170,000	279,481
Changes in working capital:
(Increase) Decrease in:
Cash held in trust account	—	175,000
Accounts receivable	27,730	(42,282)
Inventory	31,456	(8,706)
Prepaid expenses and other assets	98,932	(21,597)
Increase (Decrease) in:
Accounts payable	(185,459)	330,154
Due to related parties	196,787	50,173
Payroll taxes payable	(34,325)	307,916
Accrued interest	220,566	(37,647)
Customer deposits	928,255	(268,667)
Deferred vendor consideration	275,000	—
Other liabilities	8,829	62,553
Net cash used in operating activities	(2,127,243)	(2,373,185)
Cash flows from investing activities
Purchases of property and equipment	(218,685)	(237,729)
Net cash used in investing activities	(218,685)	(237,729)
Cash flows from financing activities
Proceeds from senior secured notes payable	—	3,000,000
Proceeds from unsecured convertible notes	638,225	—
Proceeds from unsecured convertible notes - related parties	250,000	—
Proceeds from notes payable – related parties	195,000	—
Principal payments on notes payable – related parties	—	(203,243)
Principal payments on notes payable	(326,751)	(177,031)
Proceeds from issuance of common stock	185,000	—
Net cash provided by financing activities	941,474	2,619,726
Net (decrease) increase in cash	(1,404,454)	8,812
Cash at beginning of period	1,499,889	4,434
Cash at end of period	$95,435	$13,246

(continued)

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine month periods ended December 31:
	2014	2013
Supplemental schedule of non-cash financing activities:
Derivative liability related to conversion feature	$1,306,455	$1,660,056
Issuance of common stock on conversion of secured convertible Notes Payable and accrued interest	596,953	—
Issuance of common stock on conversion of unsecured convertible Notes payable and accrued interest	315,142	—
Issuance of common stock on payment of interest on notes payable	537,235	24,697
Issuance of common stock as settlement of accounts payable	141,955	—
Fair value of beneficial conversion feature	250,000	—
Fair value of shares issued in exchange for amendment of convertible debts recorded as debt discount	112,059	—
Accounts payable to be settled by equities securities	75,000	—
Reclass of amounts to be settled through the issuance of equity securities	470,534	—

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$21,408	$44,292
Income taxes	$—	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Month Periods Ended December 31, 2014 and 2013

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

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

The Company designs, develops, manufactures and sells high performance vehicles built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. The Company is a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet, Dodge and Tesla) of OEM American Sports and Electric Vehicles. A high performance car is an automobile that is designed and constructed specifically for speed and performance. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling, aerodynamics and braking systems to support it. The Company’s Saleen-branded products include a complete line of upgraded high performance vehicles, automotive aftermarket specialty parts and lifestyle accessories.

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

On November 30, 2012, Fry and W-Net Fund I, L.P. (“W-Net”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Fry sold to W-Net 75.0% of the issued and outstanding shares of the Company’s common stock.

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

As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction was accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the consolidated company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the Merger in the statement of operations for the nine months ended December 31, 2013.

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

Reclassification of Certain Prior Year Information

The Company has reclassified certain prior year amounts to conform to the current year presentation. This included reclassification of promotional trade discount expenses of $68,974 and $120,847 for the three and nine month periods ended December 31, 2013, respectively, to revenue from sales and marketing expenses. The reclassification of these amounts had no impact on consolidated net loss or cash flows.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2014, the Company incurred an operating loss of $4,292,219 and utilized $2,127,243 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $7,477,432 and $6,372,235, respectively, as of December 31, 2014, and as of that date, the Company owed $635,250 in past unpaid payroll taxes; $1,295,705 of accounts payable was greater than 90 days past due; $352,795 of outstanding notes payable were in default; and $365,998 is owed to a bank in March 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors, in their audit report for the year ended March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2014 the Company had cash on hand in the amount of $95,435 and is not generating sufficient funds to cover current production and operations. During the nine months ended December 31, 2014, the Company raised $888,225 through the issuance of convertible notes, $195,000 through the issuance of notes payable to related parties, and entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 1,183,334 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. In addition, on January 26, 2015 the Company entered into two 3% Senior Secured Convertible Notes in the principal amount of $499,892 (see Note 10). However, additional funding will be needed to continue operations through March 31, 2015. In addition, the Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate its business through and beyond March 31, 2015. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of the S7 Supercar held for sale, the valuation of long lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, customer deposits, and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

As of December 31, 2014 and March 31, 2014, the Company’s condensed consolidated balance sheets included the fair value of a derivative liabilities of $1,150,116 and $5,032,786, respectively, which was based on Level 2 measurements. There were no other investments or liabilities of the Company measured and recorded at fair value as of December 31, 2014 and March 31, 2014.

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

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

Inventories

	December 31, 2014	March 31, 2014
	(unaudited)
Parts and work in process	$152,485	$183,941
S7 Supercar held for sale	250,000	250,000
Total inventories	$402,485	$433,941

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

Loss per Share

The basic EPS is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. The diluted EPS is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities unless the effects thereof are anti-dilutive, that is inclusion of such shares would reduce the net loss or increase the net income. For the three and nine months ended December 31, 2014 and 2013, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. As of December 31, 2014, stock options, warrants, and convertible notes convertible or exercisable into 7,271,333, 13,313,099, and 139,159,937 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive. As of December 31, 2013, warrants and notes convertible or exercisable into 3,786,666 and 38,992,296 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

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

Significant Concentrations

Sales to three separate customers comprised 28%, 11% and 10%, respectively, and one separate customer comprised 13% of revenues for the three and nine months ended December 31, 2014, respectively. Two different customers comprised 63% and 37% of accounts receivable as of December 31, 2014. One customer comprised 17% of revenues for the three months ended December 31, 2013. No customers comprised revenues in excess of 10% during the nine months ended December 31, 2013 and no customers comprised accounts receivable in excess of 10% at March 31, 2014.

Recently Issued Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. Adoption of ASU 2014-08 will not have an impact on the Company’s results of operations or financial condition.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014	March 31, 2014
Tooling	$627,186	$470,399
Equipment	321,189	264,837
Leasehold improvements	203,310	203,311
Construction-in-progress	5,546	—
Total, cost	1,157,231	938,548
Accumulated depreciation and amortization	(542,045)	(391,724)
Total Property, Plant and Equipment	$615,186	$546,824

Depreciation and amortization expense was $40,608 and $18,588 for the three months ended December 31, 2014 and 2013, respectively, and was $150,323 and $46,744 for the nine months ended December 31, 2014 and 2013, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	December 31, 2014	March 31, 2014
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in March 2015 (1)	$365,998	$442,479
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 6% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Subordinated secured note payable for legal services rendered, non-interest bearing, payable on October 25, 2013, currently in default (4)	37,749	37,749
Note and bond payable (5)	-	517,500
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (6)	55,000	120,000
Total notes payable	$616,793	$1,275,774

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. The bank sought full payment of principal and interest owed. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014 and required the Company to pay all then outstanding amounts owed under the loan in August 2014. In August, the bank agreed to extend the requirement of full payment to November 2014 for a payment of $30,000. In November 2014, the bank agreed to further extend the requirement of full payment to March 2015 in exchange for a payment of $60,000, of which $40,000 was paid in December 2014 and $20,000 was paid in January 2015. The bank requires the Company to pay all the then outstanding amounts owed under the loan in March 2015. As of the date of this filing, the Company expects to be in default unless the bank agrees to another extension, the outcome of which is uncertain.

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of December 31, 2014 and March 31, 2014, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of December 31, 2014 and March 31, 2014 due to non-payment.

(4)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events. The note is secured by certain intellectual property of the Company. The note was in default as of December 31, 2014 and March 31, 2014 due to non-payment.

(5)	As of March 31, 2014, the Company was indebted on a $317,500 subordinated 6% bond and a $200,000 10%, note payable. On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against the Company for outstanding Bond and note payables to Thomas Del Franco, which consisted of a Bond and note payable of $317,500 and $200,000, respectively, and unpaid interest of $187,535 in exchange for (1) the Company’s payment to Mr. Del Franco of $250,000 (the “Settlement Payment”) and (2) issuance of 2,250,000 shares of the Company’s common stock (the “Settlement Shares” and together with the Settlement Payment, the “Settlement Amount”). The Settlement Shares had a value of $382,500 based on the closing price of the Company’s common stock on May 7, 2014 of $0.17. The parties to the Settlement Agreement also agreed to release each other from all claims arising from their prior business dealings. The Del Franco Parties have agreed to a contractual restriction on the sale of the Settlement Shares whereby for a period of 12 months from and after the expiration of any applicable restricted periods imposed by applicable federal and state securities laws and regulations, including Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), the Del Franco Parties will not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, more than 200,000 of the Settlement Shares in any given calendar month. The Company recognized a gain of $72,265 in the Statement of Operations during the nine months ended December 31, 2014 based on the difference between the value of the common shares and the amount recorded as of the date of settlement.

(6)	As of March 31, 2014, the Company had outstanding $100,000 and $20,000 unsecured 10% notes payable. In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with Jim Marsh American Corporation (“Marsh”) for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its common stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the common stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of December 31, 2014. In addition, the other $20,000 Note remains outstanding as of December 31, 2014.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	December 31, 2014	March 31, 2014
Unsecured note payable to a stockholder, due on April 1, 2014, currently in default. (1)	$102,000	$102,000
Unsecured note payable to a stockholder, interest at 10% per annum payable at various maturity dates, settled in April 2014. (2)	—	32,452
Unsecured 10% note payable to a stockholder, payable on demand	180,000	—
Unsecured $100,000 revolving promissory note to a stockholder, interest at 10% per annum payable in full in November 2014. (3)	90,000	75,000
Total notes payable, related parties	$372,000	$209,452

(1)	The Company had borrowed an aggregate of $102,000 from a stockholder in prior years, which went into default. On May 21, 2013, the Company entered into a Settlement Agreement and Mutual General Release by cancelling the note and agreeing to enter into a new note to pay $135,000 on or before April 1, 2014, which represented principal of $102,000 plus interest of $33,000 to be accrued through April 1, 2014. The note was in default as of December 31, 2014 due to non-payment.

(2)	Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 bearing interest at 10% per annum and due in full on February 10, 2009. In April 2014, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby it agreed to issue 527,520 shares of its common stock along with a five-year warrant to purchase 527,520 shares of its common stock at an exercise price of $0.15 per share in exchange for cancellation of $32,452 of principal and $1,960 of accrued interest. The value of the common stock issued was $105,504 based on a stock price of $0.20 on date of settlement. The Company valued the warrants at $82,662 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.21; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The loss on the settlement of this note of $153,754 was provided for and accrued for as of March 31, 2014.

(3)	In January 2015, the note holder and the Company agreed to cancel this revolver and role the then principal and interest outstanding into a convertible note under the same terms as the 3% Senior secured convertible notes discussed in Note 5. See Note 10 for further discussion.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	December 31, 2014	March 31, 2014
3% Senior secured convertible notes payable to a private accredited investor group, convertible into 27,995,547 shares of common stock (including accrued interest) as of December 31, 2014, interest accrued at 3% per annum, notes mature on June 25, 2017	$2,001,720	$2,586,732

7% Unsecured convertible notes payable to private accredited investor group, convertible into 82,484,267 shares of common stock (including accrued interest) as of December 31, 2014, interest accrued at 7% per annum, notes mature in March 2017	2,200,000	2,250,000

Unsecured convertible notes payable to eight separate private accredited investors, convertible into 35,782,732 shares of common stock (including accrued interest) as of December 31, 2014, interest accrued at 8% to 12% per annum, notes mature on various dates from April 2015 to December 2016	638,225	—
	4,839,945	4,836,732
Less: discount on notes payable	(3,002,975)	(3,498,981)
Notes payable, net of discount	1,836,970	1,337,751
Less: notes payable, current	(149,229)	—
Notes payable, long-term	$1,687,741	$1,337,751

As of December 31, 2014, $149,229 was included in current portion of convertible notes payable, which represented convertible notes payable of $638,225 less debt discount of $488,996.

3% Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors. The balance of convertible notes outstanding as of March 31, 2014 was $2,586,732. During the nine months ended December 31, 2014, note holders converted $585,012 of principal and $11,941 of accrued and unpaid interest into 8,032,186 shares of the Company’s common stock. The balance of the convertible notes outstanding as of December 31, 2014 was $2,001,720 and is convertible into 27,995,547 shares of Common Stock including accrued and unpaid interest. The Notes pay 3.0% interest per annum with a maturity of 4 years (June 25, 2017) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each Note is convertible at any time into the Company’s common stock at a specified conversion price, which was $0.075 per share as of December 31, 2014. Prior to June 2014, the Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company’s common stock, including conversions or exchanges thereof, and the agreements included an anti-dilution provision that allowed for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock instruments at or below the then current exercise price. In June 2014, in exchange for the issuance in aggregate of 389,923 shares of common stock valued at $58,488, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) to remove all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount. The Company recorded $58,488 as additional debt discount related to the value of the 389,923 shares issued, which is being amortized over the remaining term of the Notes. In January 2015, the Notes were amended to adjust the conversion price to equal the lesser of (i) $0.075 and (ii) 70% of the average of the three lowest volume weighted average prices (“VWAP”) occurring during the twenty consecutive trading days immediately preceding the applicable conversion date, but not less than $0.02 per share (see Note 10).

The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that prior to June 2014, the conversion prices of the notes were not a fixed amount because they were subject to adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion feature was not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the notes on June 26, 2013, the initial fair value of the embedded beneficial conversion feature was $1,660,656. This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation option pricing model. As such, the Company recorded a $1,660,656 derivative liability with an offsetting change to valuation discount upon issuance for financial reporting purposes. As a result of the 3% First Amendment entered into in June 2014, the conversion price was considered indexed to the Company’s own stock and was no longer subject to fluctuation based on the occurrence of future offerings or events except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As a result, the Company determined that the derivative liability was extinguished in June 2014 (See Note 6).

During the nine months ended December 31, 2014 and 2013, the Company amortized $270,701 and $215,348, respectively, of the valuation discount as additional interest expense. During the nine months ended December 31, 2014, the Company wrote off the remaining unamortized debt discount allocated to the convertible notes of $209,364 to interest expense. As of December 31, 2014 and March 31, 2014, the remaining unamortized valuation discount of $827,105 and $1,248,981, respectively, has been offset against the face amount of the notes for financial statement purposes.

7% Unsecured convertible notes

In March and April 2014, as amended in June 2014, the Company issued 7% Unsecured Convertible Notes, having a total principal amount of $2,250,000 and $250,000, respectively, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering above. The Notes were issued in a private placement, exempt from the Securities Act registration requirements. During the nine months ended December 31, 2014 one note holder converted $300,000 of principal and $15,808 of accrued interest into 10,000,000 shares of the Company’s common stock. The Notes pay 7.0% interest per annum with a maturity of 3 years (March and April, 2017). No cash payments are required, except that unconverted outstanding principal and accrued interest shall be due and payable on the maturity date. Each Note is initially convertible at any time into the Company’s common stock at a conversion price, which is adjustable to the lower of $0.07 or the three lowest daily volume weighted average prices of the Company’s common stock during the twenty consecutive trading days immediately preceding any conversion date. However, in no event shall the conversion price be lower than $0.03 per share. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. As of December 31, 2014, the principal balance of the convertible Notes outstanding was $2,200,000 and is convertible into 77,169,100 shares of Common Stock including accrued and unpaid interest.

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

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s common stock as of the issuance date of the Notes, the Company determined that there was deemed a beneficial conversion feature associated with these Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the Notes, which totaled $631,168 for the nine months ended December 31, 2014. As of December 31 and March 31, 2014, the remaining unamortized valuation discount of $1,689,735 and $2,250,000, respectively, has been offset against the face amount of the notes for financial statement purposes.

Unsecured convertible notes

From September 2014 to December 2014, the Company issued Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $638,225 to eight separate accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from April 2015 to December 2016. The Company may prepay the Notes within periods ranging from 90 to 180 days after issuance subject to a premium between 110% and 150% of the then outstanding amount due depending on the date of payment. After this period, the Company may not prepay the Notes, with the exception of one note in the principal amount of $40,000. Further, the Notes contain provisions that under certain events of default, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on the various dates following the date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share discounts ranging from 42% to 38% of the Company’s common stock trading market price during a certain time period, as defined in the agreement. Further, the conversion prices are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.001 to $0.00005 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. As of the December 31, 2014 and assuming that the holders had the right to convert the Notes, the Notes would have been convertible into approximately 35,782,732 shares of Common Stock. Per the Notes, the Company is required to reserve 153,000,000 shares of Common Stock for the conversion of these Notes.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.001 to $0.00001 were de minimis and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $1,306,455. The Company determined this amount by using a weighted-average Black-Scholes-Merton model using the following assumptions: (i) fair market value of stock as of the date of issuance of the note ranging from $0.03 to $0.07; (ii) dividend yield of 0%; (iii) expected volatility ranging from 124% to 139%; (iv) risk free rates ranging from .04% to .55%; and (v) expected term ranging from 0.75 to 2.0 years. As such, the Company recorded a $1,306,455 derivative liability, of which $638,225 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $668,230 recorded as an expense included in other income (expense) in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2014. As of December 31, 2014, the Company amortized $149,229 of the valuation discount, and the remaining unamortized valuation discount of $488,996 as of December 31, 2014 has been offset against the face amount of the Notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations (see Note 6).

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the Company’s senior secured convertible notes and unsecured convertible notes (described in Note 5 above), did not have fixed settlement provisions because their conversion prices could be lowered if the Company issues securities at lower prices in the future or the ultimate determination of shares to be issued could exceed current available authorized shares. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes had been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

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

During 2014 the derivative liability was valued at the following dates using a Weighted-Average Black-Scholes-Merton model with the following assumptions:

	December 31, 2014	September to December, 2014 (Dates of Inception)	March 31, 2014
Conversion feature:
Risk-free interest rate	0.04 – 0.55%	0.02%	0.05%
Expected volatility	128%	124 - 139%	100%
Expected life (in years)	.3 – 1.9 years	.75 to 2.0 years	.25 years
Expected dividend yield	—	—	—

Fair Value:
Conversion feature	$1,150,117	$1,306,455	$5,032,786

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own stock’s volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining terms of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The Company recognized income of $129,182 and $2,602,392 as other income (expense) during the three and nine months ended December 31, 2014, respectively, and an expense of $125,026 and $73,892 as other income (expense) during the three and nine months ended December 31, 2013, respectively, which represented the change in the fair value of derivative liability from the previous reporting period. In addition, the Company recognized a gain of $2,586,732 upon extinguishment of the derivative liability as of June 17, 2014 related to the 3% convertible notes.

NOTE 7 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of December 31 and March 31, 2014 are as follows:

Related Party:	December 31, 2014	March 31, 2014
Steve Saleen (a)	$184,275	$100,000
Michaels Law Group (b)	—	23,954
Top Hat Capital (c)	62,500	25,000
Crystal Research (d)	6,343	—
	$253,118	$148,954

(a)	During the nine months ended December 31, 2014 and 2013, the Company incurred $84,275 and $131,787 in officers’ salary expense that is due and payable to its Director, Chairman and CEO, Mr. Steve Saleen. As of December 31, 2014 and March 31, 2014, the Company owed $184,275 and $100,000, respectively, to Mr. Saleen for his unpaid officers’ salary.

(b)	During the nine months ended December 31, 2014 and 2013, the Company incurred $68,969 and $158,459, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by its Director and General Counsel, Mr. Jonathan Michaels. During the nine months ended December 31, 2014 and 2013, the Company paid $550 and $32,041, respectively, to Michaels Law Group. As of March 31, 2014, $23,954 was payable to Michaels Law Group for these services. In January 2015, the Company entered into a Fee Reduction Agreement with Michaels Law Group whereby Michaels Law Group reduced the amount owed to $75,000 and the Company agreed to issue 2,500,000 shares of Common Stock to Michaels Law Group as full payment. The value of the Common Stock issued of $75,000 was based on a fair value of $0.03 per share and was reflected as Accounts to be settled by Common Stock in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2014.

(c)	During the nine months ended December 31, 2014, the Company incurred and paid $50,000 and $12,500, respectively, in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of December 31, 2014 and March 31, 2014, $62,500 and $25,000, respectively, was payable to TopHat Capital for these services.

(d)	During the nine months ended December 31 2014, the Company incurred and paid $31,343 and $25,000, respectively, for research report services to Crystal Research Associates, whose co-founder and Chief Executive Officer, Jeffrey Kraws, is a Director of the Company. As of December 31, 2014 $6,343 was payable to Crystal Research Associates for these services.

Other Transactions

During the nine months ended December 31, 2013, the Company incurred $230,860 in accounting advisory and CFO services with Miranda & Associates, a firm owned by its former Chief Financial Officer, Mr. Robert Miranda.

During the nine months ended December 31, 2013, the Company issued 5,277 shares of its Super Voting Preferred stock or the equivalent of 659,625 shares of its Common Stock, to Robert J. Miranda and Jonathan Michaels (329,811 common shares each). These shares were valued at $250,000, which was recorded as director’s fee expense. These shares were issued in consideration of Messrs. Miranda’s and Michaels’ service on the Company’s board of directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of common stock

During the nine months ended December 31, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 1,183,334 restricted shares of the Company’s common stock at a per share price of $0.15 for aggregate proceeds of $177,500, and also received Common Stock Purchase Warrants to purchase 1,183,334 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the nine months ended December 31, 2014, the Company issued 1,000,000 shares of common stock valued at $170,000 in in exchange for services.

During the nine months ended December 31, 2014, the Company issued 1,285,460 shares of common stock to settle $470,534 of previously recorded accounts to be settled through issuance of equity securities. As a result, the Company reclassified the $470,534 from a liability as of March 31, 2014 to equity during the nine months ended December 31, 2014.

On December 19, 2014, the Company entered into a Settlement Agreement and Mutual Release with a vendor whereby the Company agreed to issue 4,731,836 shares of common stock in exchange for extinguishment of amount owed of $141,955. The value of the common stock was based on a fair value of $0.03 per share. The Company recorded $58,885 as expense related to the difference between $141,955 fair value of common stock issued and $83,070 amount recorded as accounts payable as of the date of settlement.

During the nine months ended December 31, 2013, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock or 1,522,250 shares of its common stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $576,981 based on management’s estimate of value of the shares issued and was recorded as general and administration expense.

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

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2014	—	$—	$—	—
Options granted during the period	14,104,000	0.10	—	—
Options cancelled during the period	—	—	—	—
Options exercised during the period	—	—	—	—
Balance at December 31, 2014	14,104,000	0.10	nil	9.67
Exercisable at December 31, 2014	7,271,333	0.10	nil	9.72
Expected to vest after December 31, 2014	6,322,100	0.10	nil	9.67

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s common stock of $0.03 on December 31, 2014 and the exercise price of each option.

During the nine months ended December 31, 2014, the Company recorded stock compensation expense of $580,933 of which $56,805, $229,305, and $294,822 was included in research and development, sales and marketing, and general and administrative expenses, respectively. There were no options outstanding during the nine months ended December 31, 2013. Unearned compensation of $489,484 at December 31, 2014, related to non-vested stock options, will be recognized into expense over a weighted average period of 1.2 years.

Warrants

The following summarizes warrant activity for the Company during the nine months ended December 31, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2014	11,252,245	$0.15	4.3
Issued during the period	2,110,854	0.15	4.3
Exercised during the period	(50,000)	0.15	—
Outstanding December 31, 2014	13,313,099	$0.15	4.1

During the nine months ended December 31, 2014, warrants to purchase 50,000 shares of the Company’s common stock were exercised for total proceeds of $7,500. As of December 31, 2014, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of its business. The Company is currently a party to several legal proceedings related to claims for payment that are currently accrued for in its financial statements as accrued liabilities, accounts or notes payable. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

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

SSC is the plaintiff in a case filed against Inland Empire Auto Body & Paint, Inc. (“Inland Empire”) on August 8, 2012 in the California Superior Court, Riverside County, for breach of contract related to several paint jobs performed by Inland Empire on SSC vehicles. In July 2014, SSC settled this matter in exchange for payment of $15,000 from Inland Empire, payable via monthly payments. Payments are to continue through approximately March 2016, after which this matter will be dismissed. In conjunction with the Fee Reduction Agreement entered into with Michaels Law Group in January 2015, the Company has assigned the rights to receive payments from Inland Empire to Michaels Law Group.

SSC is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claimed breach of contract related to an engine installed by a third party vendor. The suit claimed $200,000 in damages plus interest, legal fees and costs of litigation. The Company filed a cross complaint against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, the Company settled this claim by agreeing to pay of $112,500 over a period of 18 months of which the Company paid $45,500 through August 2014. Subsequent to this date the Company has defaulted on payments. On October 30, 2014, a judgment was entered against SSC in the amount of $68,950, which the Company has accrued for in accounts payable.

In December 2014, the Company received a Complaint from Green Global Automotive B.V. (“GAA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in December 2011 between GAA and Saleen Electric Automotive, Inc., which was merged into the Company in June 2013. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. Management is currently evaluating the merits of this case, if any, and is working to ascertain the impact on the Company’s financial statements, if any.

In December 2014, the Company received a Complaint from Ford of Escondido for 1) claim and delivery of personal property, 2) money due on a contract, and 3) common count. The Company and Home Heller Ford, which was merged into Ford of Escondido, are parties to a supply agreement entered into in May 2013. Specifically, Ford of Escondido seeks payment of seven (7) Ford Mustangs for a total of $222,871 plus interest and attorneys’ fees, less any amounts to be credited to the Company pursuant to proceeds of sale. As of December 31, 2014, the Company has included in accounts payable the vehicles, which the Company believes are owed to Ford of Escondido and disagrees with Ford of Escondido’s number of vehicles and related amount owed. As such, the Company believes Ford of Escondido’s claims are without merit and has responded to the Complaint including claims that Ford of Escondido breached said supply agreement. There has been no response to the Company’s position and the outcome is uncertain; however, the Company believes this matter will not have a material impact, if any, on the Company’s financial statements.

Although the Company’s management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future.

NOTE 10 – SUBSEQUENT EVENTS

3% Senior Secured Convertible Notes

On January 23, 2015, the Company entered into a First Amendment to Securities Purchase Agreement dated June 26, 2013 by and among the Company and the related June 26, 2013 note holders (“June 2013 Notes”) whereby the note holders agreed to amend the Securities Purchase Agreement entered into on June 26, 2013 to provide for the issuance of up to $600,000 in additional Notes for a period up to June 26, 2015 under the same terms as the June 2013 Notes. In addition, the Company entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the June 2013 Notes was amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02.

In conjunction with these amendments, on January 26, 2015 the Company entered into two 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering of which $98,708 was converted from a revolver entered into in November 2013 and owed as of December 31, 2014 (see Note 5). The Company will characterize the fair value of the conversion features of these additional notes as a derivative liability upon issuance with the initial fair value of the embedded feature determined to be $740,304. The Company determined this amount by using a weighted-average Black-Scholes-Merton model using the following assumptions: (i) fair market value of stock as of the date of issuance of the Notes of $0.02; (ii) dividend yield of 0%; (iii) expected volatility of 128%; (iv) risk free rate of .55%; and (v) expected term of 2.4 years. As such, the Company will record $740,304 as a derivative liability, of which $449,892 will be recorded as debt discount offsetting the Notes with $290,412 to be recorded as an expense. The valuation discount will be amortized as interest expense over the remaining term of the 3% Senior Secured Convertible Notes. In addition, the derivative liability will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three and nine months ended December 31, 2014 and 2013. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro, Dodge Challenger and Tesla Model S platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2014 as filed on June 30, 2014. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

We design, develop, manufacture and sell high performance cars built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers (Ford, Chevrolet, Dodge and Tesla)) of OEM American sports and electric vehicles and the production of high performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine.

Our customers worldwide include muscle and high performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet, Dodge and Tesla platform vehicles for our muscle and high performance vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our main retail outlets for our products are authorized Ford, Chevrolert, Dodge and exotic car dealers.

We plan to operate as a global high performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In March 2014, we entered into an agreement to distribute the full collection of Saleen automobiles in China. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, and introduce our next generation American supercar.

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

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Our revenue, operating expenses, and net loss for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 were as follows – some balances on the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Three months ended			Percentage
	December 31,			Change
	2014	2013	Change	Inc. (Dec.)
Revenue, net	$536,895	$1,007,179	$(470,284)	(47%)

Costs of goods sold	552,788	773,467	(220,679)	(29%)
Gross margin (loss)	(15,893)	233,712	(249,605)	(107%)
Operating expenses
Research and development	144,316	204,026	(59,710)	(29%)
Sales and marketing	232,666	251,103	(18,437)	(7%)
General and administrative	801,757	1,029,054	(227,297)	(22%)
Depreciation and Amortization	40,608	18,588	22,020	118%
Total operating expenses	1,219,347	1,502,771	(283,424)	(19%)
Loss from operations	(1,235,240)	(1,269,059)	33,819	(3%)
Other income (expenses)
Interest expense	(754,488)	(186,004)	(568,484)	306%
Private placement costs	(582,347)	—	(582,347)	—
Gain on extinguishment of derivative liability	—	40,548	(40,548)	(100%)
Change in fair value of derivative liabilities	129,182	(125,026)	(254,208)	(203%)
Net Loss	$(2,442,893)	$(1,539,541)	$(903,352)	59%

Revenues: Revenue consists of sales of high performance vehicles and aftermarket retail parts. Our revenue from high performance muscle car vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a small margin, and production conversion of the base Mustang, Camaro, Challenger and Tesla Model S chassis into a high performance vehicle. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the three months ended December 31, 2014 were $536,895, a decrease of $470,284 or 47% from $1,007,179 for the three months ended December 31, 2013. The decrease relates primarily to lower Mustang sales due to 1) the significant model changes made by Ford to the base Mustang chassis, which requires us to make significant design and tooling modifications to our Saleen Mustang, 2) no availability of the 2015 Ford Mustang base chassis, as Ford just recently began shipment of the 2015 models in November 2014, and 3) traditionally from November through mid-January production in the auto industry slows due to the holidays and the subsequent temporary shut down of plants and shipping causing delivery of cars to be interrupted. During the same period in the prior year, the change from the 2013 to 2014 Mustang model year was minimal requiring little change to our Saleen Mustang and the supply of vehicles was not as disruptive. Based on current orders for the 2015 Saleen Mustang models, we anticipate an increase in volume for the Saleen Mustang and just recently started shipping our Saleen Mustang White Label models in February 2015.

Cost of Goods Sold: Cost of goods sold consists of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchased Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles. Material cost relates to the purchase of conversion parts used in the production of our high performance vehicles, and procurement of aftermarket parts, which are manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel directly related to the production of our high performance vehicles and logistics of warehousing and shipping of our aftermarket parts. Purchased process services relate to the subcontracting of specific manufacturing processes to outside contractors.

Total costs of goods sold for the three months ended December 31, 2014 were $552,788, a decrease of $220,679 or 29% from $773,467 of costs of goods sold for the three months ended December 31, 2013. The decrease was primarily attributable to the decrease in the volume of vehicle sales during the three months ended December 31, 2014 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased $249,605 to a net loss on margin of $15,893 for the three months ended December 31, 2014 from a gross margin of $233,712 for the three months ended December 31, 2013. The decrease in gross margin reflects the lower sales volume as compared to the same period in the prior year.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses decreased by $59,710, or 29%, to $144,316 during the three months ended December 31, 2014 from $204,206 for the three months ended December 31, 2013. The decrease is primarily due to lower expenses related to outside services, as we expanded our internal engineering team, which requires less outside development.

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

Sales and marketing expenses decreased by $18,437, or 7%, to $232,666 for the three months ended December 31, 2014 from $251,103 for the three months ended December 31, 2013. Excluding $39,042 of non-cash stock based compensations related to employee grants of stock options during the three months ended December 31, 2014, sales and marketing expenses decreased $57,479 for the three months ended December 31, 2014 as compared to the same period in the prior year primarily due to 1) lower car show expenses, and 2) lower public relations expenses from less use of outside services, offset somewhat by higher salaries due to expansion of in-house sales personnel. There were no stock options issued during the three months ended December 31, 2013.

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

General and administrative expenses decreased by $227,297, or 22%, to $801,757 for the three months ended December 31, 2014 from $1,029,054 for the three months ended December 31, 2013. Excluding non-cash stock based compensation of $179,082 for the three months ended December 31, 2014, general and administrative expense decreased $406,379 during the three months ended December 31, 2014 as compared to the same period in the prior year. The decrease was primarily due to 1) lower professional fees of $94,805, 2) one time settlement costs of $115,000 incurred during the three months ended December 31, 2013 that was not incurred during the three months ended December 31, 2014, 3) less auto, travel and entertainment costs of $54,611, and 4) lower salaries from decrease in general and administrative personnel. There were no grants of stock options during the three months ended December 31, 2013.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $22,020, or 118%, to $40,608 for the three months ended December 31, 2014 from $18,588 for the three months ended December 31, 2013. This was primarily due to increased spending on tooling used in production.

Interest Expense: Interest expense increased by $568,484 or 306% to $754,488 for the three months ended December 31, 2014 from $186,004 for the three months ended December 31, 2013. The increase is primarily attributable to $664,222 of non-cash interest expense during the three months ended December 31, 2014 as compared to $107,008 of non-cash interest expense during the three months ended December 31, 2013. Non-cash interest relates to the amortization of the convertible debt discount on our convertible notes.

Private Placement Costs: In conjunction with the issuance of convertible notes from October to December 2014, the conversion features of such notes were bifurcated from the notes and recorded as derivative liability. The Company recorded a $1,064,572 derivative liability with an offsetting charge to valuation discount of $482,225 with the remainder of $582,347 recorded as an expense included in other income (expense) during the three months ended December 31, 2014. We incurred no similar expense during the three months ended December 31, 2013.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by the Company was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes was characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended December 31, 2014, we recorded a $129,182 gain due to the change in the derivative liability as compared to a loss of $125,026 for the three months ended December 31, 2013.

Net Loss: Net loss increased by $903,352, or 59%, to a net loss of $2,442,893 for the three months ended December 31, 2014 from a net loss of $1,539,541 for the three months ended December 31, 2013. The increase in net loss primarily reflects the lower gross margin experienced coupled with an increase in other expenses related to interest and private placement costs offset by a decrease in operating expenses and favorable change in our derivative liability.

Nine months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

Our revenue, operating expenses, and net loss from operations for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 were as follows – some balances on the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Nine months ended			Percentage
	December 31,			Change
	2014	2013	Change	Inc. (Dec.)
Revenue, net	$3,072,596	$3,449,875	$(377,280)	(11%)

Costs of goods sold	2,725,378	2,852,665	(127,287)	(4%)
Gross margin	347,218	597,210	(249,993)	(42%)
Operating expenses
Research and development	543,070	489,723	53,347	11%
Sales and marketing	1,209,248	821,391	387,857	47%
General and administrative	2,736,796	3,576,843	(840,047)	(23%)
Depreciation and Amortization	150,323	65,332	84,991	130%
Total operating expenses	4,639,437	4,953,289	(313,853)	(6%)
Loss from operations	(4,292,219)	(4,356,079)	63,860	(1%)
Other income (expenses)
Interest expense	(1,769,289)	(362,784)	(1,406,505)	388%
Costs of reverse merger transaction	—	(365,547)	365,547	(100%)
Private placement costs	(668,230)	—	(668,230)	—
Gain on extinguishment of derivative liability	2,602,392	40,548	2,546,184	6,279%
Change in fair value of derivative liabilities	2,602,392	(73,892)	2,676,284	(3,622%)
Net Loss	$(1,540,614)	$(5,117,754)	$3,577,140	(70%)

Revenues: Revenue consists of sales of high performance vehicles and aftermarket retail parts. Our revenue from high performance muscle car vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a small margin, and production conversion of the base Mustang, Camaro, Challenger and Tesla Model S chassis into a Saleen high performance vehicle. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the nine months ended December 31, 2014 were $3,072,596, a decrease of $377,279 or 11% from $3,449,875 for the nine months ended December 31, 2013. The decrease was primarily driven by the availability of Ford Mustang chassis, which was negatively impacted revenues starting in May 2014, as Ford discontinued production of the 2014 Mustangs in order to switch to the new 2015 model, which represented a major model change requiring us to make significant design and tooling modifications to our Saleen Mustang. In addition, due to the change in model years, Ford stopped producing the 2014 models in May 2014 and did not start to ship the 2015 models until November 2014, which caused a significant decrease in the availability of chassis. During the same period in the prior year, the change from the 2013 to 2014 Mustang model year was minimal requiring little change and the supply of vehicles was not disruptive. Based on current orders for the 2015 Saleen Mustang models, we anticipate an increase in volume for the Saleen Mustang and just recently started shipping our Saleen Mustang White Label models in February 2015.

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

Total costs of goods sold for the nine months ended December 31, 2014 were $2,725,378, a decrease of $127,287 or 4% from $2,852,665 of costs of goods sold for the nine months ended December 31, 2013. The decrease was primarily attributable to lower volume of sales during the nine months ended December 31, 2014 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased by $249,992 to $347,218, or 42%, for a gross margin of 11% for the nine months ended December 31, 2014 from a gross margin of $597,210, or 17%, for the nine months ended December 31, 2013. The decrease in gross margin was primarily driven by lower volume of sales coupled with higher costs to obtain the 2014 Mustang chassis due to short supply of such vehicles, as Ford discontinued production of the 2014 Mustang in May 2014 to switch to the 2015 model.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses increased by $53,347, or 11%, to $543,070 during the nine months ended December 31, 2014 from $489,723 for the nine months ended December 31, 2013. The increase was primarily related to $56,805 of non-cash stock based compensation related to employee grants of stock options during the nine months ended December 31, 2014. There were no stock options issued during the nine months ended December 31, 2013.

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

Sales and marketing expenses increased by $387,857, or 47%, to $1,202,248 for the nine months ended December 31, 2014 from $821,391 for the nine months ended December 31, 2013. Excluding non-cash stock based compensation of $229,314 incurred during the nine months ended December 31, 2014, sales and marketing expenses increased by $158,543 driven by increased marketing efforts to promote existing and new products, including our increased participation at various car shows; higher new car sales expenses related to expansion of our sales team; and investor and public relations costs incurred to promote our company. There were no stock options issued during the nine months ended December 31, 2013.

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

General and administrative expenses decreased by $840,047, or 23%, to $2,736,796 for the nine months ended December 31, 2014 from $3,576,843 for the nine months ended December 31, 2013. The decrease is primarily comprised of $458,837 of lower professional fees primarily related to merger activity during the nine months ended December 31, 2013 that was not incurred during the nine months ended December 31, 2014 as we did not have a comparable expense of this type; $224,639 of lower one time settlements of previous claims, as we incurred a gain on settlements of $16,146 during the nine months ended December 31, 2014 as compared to a loss of $208,493 for the nine months ended December 31, 2013; and $156,571 decrease in other expenses primarily due to lower general and administrative expenses and headcount. General and administrative expenses included non-cash stock based compensation of $580,932 for the nine months ended December 31, 2014 as compared to $504,481 for the nine months ended December 31, 2013.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $84,991, or 130%, to $150,323 for the nine months ended December 31, 2014 from $65,332 for the nine months ended December 31, 2013.

Interest Expense: Interest expense increased by $1,406,505 or 388% to $1,769,289 for the nine months ended December 31, 2014 from $362,784 for the nine months ended December 31, 2013. The increase is primarily attributable to $1,496,271 of non-cash interest expense during the nine months ended December 31, 2014 as compared to $224,146 of non-cash interest expense during the nine months ended December 31, 2013. Non-cash interest relates to the amortization of the convertible debt discount on our convertible notes.

Expenses of Reverse Merger Transaction: During the nine months ended December 31, 2013, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing stockholders prior to the Merger. We did not have a comparable expense of this type during the nine months ended December 31, 2014.

Private Placement Costs: In conjunction with the issuance of convertible notes from September to December 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $1,306,455 derivative liability with an offsetting charge to valuation discount of $638,225 with the remainder of $668,230 recorded as an expense included in other income (expense) during the nine months ended December 31, 2014. We incurred no similar expense during the nine months ended December 31, 2013.

Gain on Extinguishment of Derivative Liability: On June 17, 2014 we entered into a First Amendment to 3.0% Secured Convertible Note whereby in exchange for the issuance of 389,923 shares of our common stock, the Note holders agreed to remove all specified adjustments to the conversion price of these Notes except for standard anti-dilution provisions whereby if we consummate a reorganization transaction that pays dividends or we enter into a stock split of our common shares, the conversion price would adjust proportionally. As a result of this amendment, we recorded a gain of $2,586,732 during the nine months ended December 31, 2014, which represented the remaining derivative liability as of June 17, 2014 and we no longer record a derivative liability.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by the Company was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes was characterized as a derivative liability that was re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the nine months ended December 31, 2014, we recorded a $2,602,392 gain due to the change in the derivative liability from issuance date of which $2,446,054 related to the June 17, 2014 amendment as compared to an expense of $73,892 for the nine months ended December 31, 2013.

Net Loss: Net loss decreased by $3,577,140, or 70%, to a net loss of $1,540,614 for the nine months ended December 31, 2014 from a net loss of $5,117,754 for the nine months ended December 31, 2013. The decrease in net loss was primarily attributable to $5,189,124 of non-cash gain we recorded on the change in the fair value and extinguishment of a derivative liability related to the issuance of convertible notes. Excluding the impact on our net loss of the change in value and extinguishment of a derivative liability, our net loss increased by $1,646,328 to a net loss of $6,729,738 for the nine months ended December 31, 2014 from a net loss of $5,084,410 for the nine months ended December 31, 2013. This increase in net loss primarily reflects higher interest costs of $1,406,505 as compared to the same period in prior year offset somewhat by non-recurring costs of reverse merger of $365,547 incurred during the nine months ended December 31, 2013.

Liquidity and Capital Resources

Our working capital deficiency as of December 31, 2014 and March 31, 2014 are follows:

	As of	As of
	December 31, 2014	March 31, 2014
Current Assets	$673,268	$2,230,294
Current Liabilities	(7,045,503)	(5,280,580)
Net Working Capital Deficiency	$(6,372,235)	$(3,050,286)

Summary of cash flow activity for the nine months ended December 31, 2014 and December 31, 2013 are as follows:

Cash Flows

	Nine months	Nine months
	Ended	Ended
	December 31, 2014	December 31, 2013
Net cash used in Operating Activities	$(2,127,243)	$(2,373,185)
Net cash used in Investing Activities	(218,685)	(237,729)
Net cash provided by Financing Activities	941,474	2,619,726
(Decrease) Increase in Cash during the nine month period	(1,404,454)	8,812
Cash, Beginning of Period	1,499,889	4,434
Cash, End of Period	95,435	13,246

For the nine months ended December 31, 2014 and 2013, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with customer deposits received in advance of shipment and gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been primarily to finance operations; expand our staff; develop new products and improve existing products; expand marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved including sufficient cash flows to service existing debt. Additional funds will be needed in order to continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense and production requirements and planned business objectives beyond March 31, 2015 without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the nine months ended December 31, 2014, we incurred a loss from operations of $4,292,219 and utilized $2,127,242 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $7,477,432 and $6,073,564, respectively as of December 31, 2014, and as of that date, we owed $635,250 in past unpaid payroll taxes, $352,795 of our outstanding notes payable were in default and $1,295,715 of our accounts payable is greater than 90 days past due. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve revenues at a level that will achieve profitably and generate positive cash flows from operations. At December 31 2014, we had cash on hand in the amount of $95,435 and we are not generating funds from operations to cover current operating expenses and will have to obtain additional financing. During the nine months ended December 31, 2014, we raised $888,225 through the issuance of convertible notes, $195,000 through the issuance of notes payable to related parties, and entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 1,183,334 of our restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. However, additional funding will be needed to continue operations through March 31, 2015. In addition, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business beyond March 31, 2015. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of equity financing.

At December 31, 2014, we had a working capital deficit of $6,372,235 compared to a working capital deficit of $3,050,286 at March 31, 2014. The increase in working capital deficit primarily relates to the decrease in cash to $95,435 as of December 31, 2014 from $1,499,889 as of March 31, 2014. In addition, current liabilities increased by $1,466,252 to $6,746,832 as of December 31, 2014 from $5,280,580 as of March 31, 2014 primarily due to a derivative liability of $851,446, which we recorded in conjunction with convertible notes issued from September to December 2014; $928,255 increase in customer deposits received during the nine months ended December 31, 2014, including deposits received from signed orders for the 2015 Saleen Mustang; $275,000 in deferred vendor consideration related to purchase commitment advances received from BASF and FinishMaster; and $104,164 increase in accounts payable with related parities. The decrease in working capital was offset partially by the decrease in accounts payable of $268,529 due to payments on account and $347,204 decrease in notes payable.

Net cash used in operating activities for the nine months ended December 31, 2013 totaled $2,127,242 after the net loss of $1,540,614 was increased by $2,133,448 in non-cash charges and decreased by $1,546,819 in net changes to the working capital accounts. This compares to cash used in operating activities for the nine months ended December 31, 2013 of $3,375,364 after the net loss for the period of $5,117,754 was decreased by $843,505 in non-cash charges and increased by $898,885 in changes to the working capital accounts.

Net cash used in investing activities was $218,685 for nine months ended December 31, 2014 as compared to $285,090 of cash used in investing activities for the nine months ended December 31, 2013.

Net cash provided by financing activities for the three months ended December 31, 2014 was $941,474. Of this amount, $888,225 came through the issuance of our unsecured convertible notes, $177,500 came from the issuance of 1,183,344 shares of our common stock and $195,000 came from issuances of notes to related parties. Cash of $326,751 was used to pay principal on long-term notes. This compares to $3,666,860 in cash provided by financing activities during the nine months ended December 31, 2013, of which $3,000,000 was obtained through the issuance of our secured convertible notes; $544,000 was received through the issuance of our Common Stock; $550,000 was obtained from a loan from a related party; partially offset by $203,245 used to pay principal payments on notes from related parties and $223,895 used to pay principal on notes payable.

Defaults on Notes and Accounts Payable

As of December 31, 2014, we were in default on $352,795 of unsecured notes payable and $1,298,215 of accounts payable was past 90 days outstanding. While we are in discussions with the note holders and vendors to arrange extended payment terms, the initiation of collection actions by these note holders and vendors may severely affect our ability to execute on our business plan and operations. In addition, Saleen Signature Cars received a Complaint from a bank that previously issued a Senior Secured Note to Saleen Signature Cars, which was filed on February 6, 2014 in California Superior Court, Riverside County. In April 2014, we entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014 and required us to pay all then outstanding amounts owed under the loan in August 2014. In August and again in December 2014, the bank agreed to extend the requirement of full payment to November 2014 and then March 2015, respectively, in exchange for payments of $30,000 and $60,000, respectively, of which $20,000 was paid in January 2015, and requires us to pay all the then outstanding amounts owed under the loan in March 2015. As of the date of this filing, we expect to be in default unless the bank agrees to another extension the outcome of which is uncertain.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the nine months ended December 31, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Securities Purchase Agreement between Saleen Automotive, Inc. and KMB Worldwide.
10.2	Form of Convertible Promissory Note issued by Saleen Automotive, Inc. to KMB Worldwide, Inc.
10.3	Securities Purchase Agreement dated October 14, 2014, between Saleen Automotive, Inc. and LG Capital Funding, LLC.
10.4	Form of Convertible Note issued by Saleen Automotive, Inc. to LG Capital Funding, LLC.
10.5	Form of Securities Purchase Agreement between Saleen Automotive, Inc. and JSJ Investments Inc.
10.6	Form of 10% Convertible Note issued by Saleen Automotive, Inc. to JSJ Investments Inc.
10.7	Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. and Rock Capital, LLC.
10.8	Form of Convertible Note issued by Saleen Automotive, Inc. to Rock Capital, LLC.
10.9	Convertible Note dated December 3, 2014 issued by Saleen Automotive, Inc. to Vista Capital Investments, LLC
10.10	Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. and Coventry Enterprises, LLC.
10.11	Form of Convertible Note issued by Saleen Automotive, Inc. to Coventry Enterprises, LLC.
10.12	Securities Purchase Agreement dated October 28, 2014, between Saleen Automotive, Inc. and Typenex Co-Investment, LLC.
10.13	Convertible Note dated October 28, 2014 issued by Saleen Automotive, Inc. to Typenex Co-Investment, LLC.
10.14	Convertible Note dated November 6, 2014 issued by Saleen Automotive, Inc. to JMJ Financial.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: February 17, 2015	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

