Form 10-Q/A
period 2014-12-31
Saleen Automotive, Inc.
filed 2015-02-19
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015 (the “Form 10-Q”), is solely to file Exhibits 10.1 through 10.14 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

2

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

INDEX

Page

PART II – OTHER INFORMATION
ITEM 6.	Exhibits	4

3

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Securities Purchase Agreement between Saleen Automotive, Inc. and KBM Worldwide.
10.2	Form of Convertible Promissory Note issued by Saleen Automotive, Inc. to KBM Worldwide, Inc.
10.3	Securities Purchase Agreement dated October 14, 2014, between Saleen Automotive, Inc. and LG Capital Funding, LLC.
10.4	Form of Convertible Note issued by Saleen Automotive, Inc. to LG Capital Funding, LLC.
10.5	Form of 10% Convertible Note issued by Saleen Automotive, Inc. to JSJ Investments Inc. dated October 15, 2014.
10.6	Form of 10% Convertible Note issued by Saleen Automotive, Inc. to JSJ Investments Inc. dated December 2, 2014.
10.7	Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. and Rock Capital, LLC.
10.8	Form of Convertible Note issued by Saleen Automotive, Inc. to Rock Capital, LLC.
10.9	Convertible Note dated December 3, 2014 issued by Saleen Automotive, Inc. to Vista Capital Investments, LLC
10.10	Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. and Coventry Enterprises, LLC.
10.11	Form of Convertible Note issued by Saleen Automotive, Inc. to Coventry Enterprises, LLC.
10.12	Securities Purchase Agreement dated October 28, 2014, between Saleen Automotive, Inc. and Typenex Co-Investment, LLC.
10.13	Convertible Note dated October 28, 2014 issued by Saleen Automotive, Inc. to Typenex Co-Investment, LLC.
10.14	Convertible Note dated November 6, 2014 issued by Saleen Automotive, Inc. to JMJ Financial.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.+
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.+
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS**	XBRL Instance.++
101.SCH**	XBRL Taxonomy Extension Schema.++
101.CAL**	XBRL Taxonomy Extension Calculation.++
101.DEF**	XBRL Taxonomy Extension Definition.++
101.LAB**	XBRL Taxonomy Extension Labels.++
101.PRE**	XBRL Taxonomy Extension Presentation.++

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ Filed with the Form 10-Q.

++ Furnished with the Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saleen Automotive, Inc.
a Nevada Corporation

Date: February 19, 2015	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

5