Form 10-K
period 2015-03-31
Saleen Automotive, Inc.
filed 2015-07-14
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of July 13, 2015, there were 460,556,796 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-K

For The Fiscal Year Ended March 31, 2015

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

PART I

ITEM 1. BUSINESS

Overview

We design, develop, manufacture and sell high performance enhancements to vehicles built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers (Ford, Chevrolet, Dodge and Tesla)) of OEM American sports and electric vehicles and the production of high performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine.

Our customers worldwide include muscle and high performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture production, and consumers in the luxury supercar and motorsports market. We plan to develop a network of company-owned branded stores to complement our existing retail dealer locations.

We utilize automobile manufacturers Ford, Chevrolet, Dodge and Tesla platform vehicles for our high performance and electric vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our main retail outlets for our products are authorized Ford, Chevrolet, Dodge and exotic car dealers.

We plan to operate as a global high performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. We also have entered into an arrangement to distribute our full collection of Saleen branded automobiles in China. We also plan to open our own retail outlets, market our expertise in specialist engineering and design services to third party clients, and introduce our next generation American supercar.

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

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the then outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of our Common Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our Common Stock (on a fully-diluted basis) was owned, collectively, by Saleen (including 341,943 shares of our Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of our Common Stock, issued to Saleen pursuant to an Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors. On June 17, 2013, we consummated a merger with WSTY Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we amended our articles of incorporation to change our name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, we effected an increase in the number of our common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into our Common Stock and the Super Voting Preferred Stock ceased to be a designated series of our preferred stock.

The Merger was accounted for as a reverse merger (recapitalization) with the Saleen Entities deemed to be the accounting acquirers, and our company deemed to be the legal acquirer. Accordingly, the following represents a discussion of the historical operations of the Saleen Entities prior to the Merger and that of the consolidated company following the Merger.

Going Concern

Since inception, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with customer deposits received in advance of shipment and gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been primarily to finance operations; expand our staff; develop new products and improve existing products; expand marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved including sufficient cash flows to service existing debt. Additional funds will be needed in order to complete production, continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense and production requirements and planned business objectives beyond the filing date of this Form 10-K without additional financing.

As further presented in our consolidated financial statements and related notes, during the year ended March 31, 2015, we incurred a loss from operations of $5,321,929 and utilized $2,549,895 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,669,225 and $7,050,664, respectively as of March 31, 2015, and as of that date, we owed $745,503 in past unpaid payroll and other taxes; $933,271 of outstanding notes payable were in default; $1,204,840 of accounts payable was greater than 90 days past due; and $288,900 is owed on past due rent. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of that indebtedness. In addition, we currently do not maintain workers’ compensation, product liability and other general insurance. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve revenues at a level that will achieve profitably and generate positive cash flows from operations. At March 31 and July 8, 2015, we had cash on hand in the amount of $143,803 and approximately $21,000, respectively, and we are not generating funds from operations to cover current production and operating expenses and will have to obtain additional financing. We have utilized funding to operate the business during the year ended March 31, 2015 with funds obtained from $1,702,656 of customer deposits received in advance of shipment from orders placed by customers; received $500,000 advance royalities from an Intellectual Property License Agreement; raised $1,289,409 through the issuance of convertible notes; received $295,000 through the issuance of notes payable of which $195,000 came from related parties; and obtained cash from sales of Common Stock through entering into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 1,183,334 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. However, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate our business through and beyond the date of this filing of Form 10-K. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of convertible debt and equity financing.

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

On July 1, 2008, following his affiliation with several predecessor automotive companies bearing the “Saleen” brand, Saleen established SMS Signature Cars. SMS commenced operations in Corona, California, producing high performance automobiles and selling automotive aftermarket parts. SMS expanded the historical offering of mass customized Mustangs into a broader line of vehicles including Chevrolet Camaros and Dodge Challengers. SMS also was contracted to produce specialty vehicles for the movie “Bullet” and produced replica supercars for the movie “Need for Speed”. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars.

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

Our Vehicles, Products and Services

We currently provide or intend to provide the following products and services:

High Performance Cars: We are an OEM of customized American sports cars, building them into Saleen-branded performance vehicles through a transformational process in which every part we incorporate into the vehicle is designed, engineered, tooled, tested, manufactured and certified by us or under our control for the entire vehicle. We are currently converting Ford Mustangs, Chevrolet Camaros and Dodge Challengers. The current product line of high performance vehicles includes the Saleen 570 Challenger, the Saleen 302 Mustang and the Saleen 620 Camaro, which are offered as three different models – White, Yellow and Black Labels. We also produce a line of Heritage Collection Cars which are modern Saleen High Performance vehicles designed as replicas of past iconic race cars from the SCAA Trans-Am Racing lineage. In early 2015, we released an update to our Saleen Mustang product line in response to the 2015 Ford Mustang new model.

Performance Parts: We manufacture and distribute specialty automotive aftermarket parts and accessories designed for and used in our current and past high performance vehicles to our base of loyal Saleen automotive enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Saleen GTX: During our fiscal year ended March 31, 2015, we designed, engineered, tooled, tested, and manufactured performance improvement parts designed to incorporate and enhance the performance and design of an existing Tesla Model S car. The Saleen GTX design is our first effort in enhancing and modifying the design of an existing electric vehicle. Similar to our Saleen line of high performance vehicles, our design improved the level of performance of the Tesla Model S car primarily through aerodynamics, body and suspension changes incorporated into an existing Tesla Model S. We take existing customer owned Tesla Model S vehicles and enhance their vehicle with Saleen proprietary designed and manufactured product enhancements. We also sell our designed Saleen GTX parts as aftermarket parts.

American Supercars: We are currently designing an American supercar that we anticipate would be manufactured and sold through our Supercars division and our retail stores. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine. There are supercar models built by foreign manufacturers including Lamborghini and Ferrari.

Retail Distribution Outlets: While we presently do not have any retail stores in operation, we intend to open a network of retail branded stores that will become a primary sales channel for our high performance vehicles, supercars and aftermarket parts and accessories. The concept of this store is based on a location inside a major retail mall whereby customers can see floor models of our vehicles and purchase parts and accessories. Customers interested in purchasing a vehicle may arrange to test drive vehicles that will be parked nearby. A buyer of our cars will meet with a sales representative to custom select the vehicle model, colors, upgrades, and place the order. Saleen apparel, presently sold online, is branded under the Saleen Lifestyle, Saleen Performance, Saleen Racing and Heritage marquees. We intend to operate these stores in high traffic malls in major cities where Saleen has a customer base, such as Orange County, Los Angeles, San Jose, Miami and other locations.

Motorsports & Engineering Services: We provide contract design, engineering and product development services, which have included working with major Hollywood movie producers where we developed and manufactured working replicas of high performance vehicles and racing “supercars” featured in such films as “Need for Speed” and “Bullet”. During the year ended March 31, 2015, we did not have any contracts for our design, engineering or product development services.

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

We utilize the most current design, testing and prototyping systems in our manufacturing process, some of which include: Adams Kinematics - CAD (Computer Aided Design) - CFD (Computational Fluid Dynamics) - FEA (Finite Element Analysis) – CAM (Computer Aided Machining) - Rapid Prototyping - Machine Tools - Composites Manufacturing - Wind Tunnel – Pam Crash for crash simulation and design of occupant safety systems.

Vehicle Limited Warranty Policy

We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 Mustang, Saleen 570 Challenger, Saleen 620 Camaro, and Saleen GTX high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, Dodge and Tesla).

Supply Chain

We use over 1,000 purchased parts, which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We are currently expanding our supplier sources to reduce the risk of a single source supplier adversely affecting our operations. To date, we have expanded from one to two suppliers, the sources from which we obtain one of our automobile body components. We will continue our efforts to reduce our dependence on single source suppliers.

Research and development costs, which consist of expenditures for the research and development of new products and technology, were $747,837 and $766,996 during the years ended March 31, 2015 and 2014, respectively.

Marketing Strategy

Our principal marketing goals are to:

●	generate demand for our vehicles and drive leads to our sales teams;
●	build long-term brand awareness and manage corporate reputation;
●	manage our existing customer base to create loyalty and customer referrals; and
●	enable customer input into the product development process.

We operate similiar to Original Equipment Manufacturers (OEM) producing muscle and high performance cars.

We currently utilize Ford Mustangs, Chevrolet Camaros and Dodge Challengers base chassis and manufacture these vehicles into Saleen-branded high performance cars through a transformational process in which every part incorporated into the vehicle is designed, engineered, tooled and extensively tested before being manufactured and moved into the conversion production process. Our Saleen GTX conversions are based on customer provided Tesla Model S vehicles. It is our belief that this conversion process, while not unique, is an important differentiator from our competitors due to the reputation of the Saleen brand.

We also manufacture and distribute Saleen-branded specialty automotive aftermarket parts and accessories directly to an ever growing base of loyal automotive enthusiasts in both the U.S. and internationally. Additionally, many of these parts and accessories are marketed and sold to Mustang, Camaro, Challenger, Ford Truck and Tesla Model S owners.

Our Saleen-branded high performance cars are sold through Ford, Chevrolet and Dodge retail dealers and exotic automobile dealers. We currently have arrangements with approximately 40 dealers located throughout the United States and are growing our dealer distribution network. Our dealer agreements provide for an exclusive dealer marketing area in which the applicable dealer can promote our products based on our current product price list. The key terms of our dealer agreements include (a) target dealer product sales goals, (b) exclusive dealer marketing territories and (c) a one-year term, renewable annually. Our agreements may be terminated if our dealers fail to meet our target dealer product sales goals. Our dealer territories are generally based on the local dealers’ county geographical boundaries; however, we may have multiple dealers in densely populated counties such as Los Angeles or San Francisco. Our dealers earn a markup on the sale of our products at the time that the sale is completed upon delivery of the vehicle. We also have a strategic relationship with GreenTech Automotive to market and distribute our products in China.

While we presently do not have any retail stores in operation, we are planning to source store locations for a network of retail branded stores that will become a primary sales channel for our high performance vehicles, supercars, aftermarket parts and accessories. We intend to market and sell to end consumers not only through our existing dealer network but also through our company-owned stores. We will also be able to better service our dealer network by region as we open retail stores. Initially, we plan to open stores in southern California, northern California and south Florida. We will conduct a market assessment of cities within the regions listed above to determine the optimum locations for the stores. The estimated cost to open each store is $1 million, which we have yet to obtain the funding required to pursue the opening of retail stores. Given our current cash constraints, limited operating history and history of losses, we have planned for a three year roll out of these retail stores at the rate of one new store per year, however we have yet to determine the specific time frame in which we will commence the roll out. In addition, there is no guarantee that we will have the funding necessary to open any retail stores.

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

Events Marketing: As a high performance specialty manufacturer, we take pride in attending events on the international auto show circuit such as in Chicago, Los Angeles, Detroit, New York, Pebble Beach, Shanghai and Beijing. The major car shows we participated in during the year ended March 31, 2015 included Detroit, Pebble Beach, Los Angeles, Shanghai and Beijing. The costs of these major shows are approximately $100,000 per show. We also participate in regional car shows that generally cost between $5,000 to $15,000 per show. Our participation in each event includes securing a trade booth to display our products, holding press events to announce new models, and networking with attendees and dealers at the shows.

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

International: In February, 2014, we entered into an exclusive agreement with GreenTech Automotive, Inc. (“GTA” or “GreenTech”), to distribute the full collection of Saleen automobiles in China. In June 2015, we expanded our relationship with GTA whereby we along with Steve Saleen entered into an Intellectual Property License Agreement (the “License Agreement”) with Saleen Motors International, LLC, a Delaware limited liability company (“SMI”), wholly owned subsidiary of GreenTech and nonaffiliated subsidiary of our company. Under the License Agreement, we granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license during the term of the License Agreement to use all of our intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia (as applicable, the “Territory”), to make, promote, sell and otherwise exploit our intellectual property in the Territory. Under our agreements, we provide GreenTech with the same collection of vehicles that are available in the North American marketplace.

We also plan on expanding our business model internationally by identifying other strategic partners in targeted countries throughout the world. Initial targeted areas are the Middle East and India. Once a strategic partner is identified in a particular country, we and our strategic partner will jointly develop a business plan for that country.

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

Sales Strategy

We currently sell our high performance cars through a network of Ford, Chevrolet, Dodge and exotic automobile dealers. Our dealer sales team is continuing to increase our base of dealers. We currently have arrangements with 40 dealers located throughout the United States. We sell our Saleen GTX vehicles through our in-house sales team.

We sell our performance parts, aftermarket parts and accessories through our retail store in Corona, California and over the Internet.

We sell Saleen branded vehicles and parts and merchandise under a License Agreement with GTA pursuant to which we granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license to use all of our intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia, to make, promote, sell and otherwise exploit our intellectual property in the Territory.

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

Regulation—Vehicle Safety and Testing

Our Saleen branded vehicles are subject to, and we comply with, or are exempt from, numerous regulatory requirements established by the NHTSA, including all applicable United States federal motor vehicle safety standards (FMVSS). Our high performance Saleen branded muscle cars fully comply with all FMVSS without the need for any exemptions. As a manufacturer, we must self-certify that a vehicle meets, or otherwise obtain an exemption from, all applicable FMVSS before the vehicle can be sold in the United States.

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

Seasonality

Sales of our high performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of Saleen 302, 570 and 620 vehicles, and other vehicles we introduce in the future may have similar seasonality.

Employees

As of June 30, 2015, we had 22 employees all of whom were full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

Risks Related to Our Business

We have a history of losses and negative cash from operations and our current cash resources and revenue levels are insufficient to meet our planned business objectives, production and operational needs and debt obligations without additional financing. In addition, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow and increase stockholder value.

We have a history of operating losses and may not achieve or sustain profitability. During the year ended March 31, 2015, we incurred a net loss of $8,508,758 and utilized $2,549,895 of cash in operations. We also had a stockholders’ and working capital deficit of $9,669,225 and $7,050,664 as of March 31, 2015 and as of that date, we owed $745,503 in unpaid payroll and other taxes, $933,271 of outstanding notes payable were in default, $1,204,840 of payables were greater than 90 days past due and we are $326,059 behind in rent payments as of the date of the filing of this Form 10-K. Our cash on hand as of March 31, 2015 and June 30, 2015 was $143,083 and approximately $21,000, respectively. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of that indebtedness. As such, our cash resources are insufficient to meet our planned business objectives, operational and production needs and debt obligations without additional financing.

These and other factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm issued a report on our March 31, 2015 financial statements that raised substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the receipt of customer deposits in advance of shipment; issuance of secured and unsecured notes payable and convertible notes payable and sale of equity securities. We will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for cash to operate our business through and beyond the date of the filing of this Form 10-K and to continue planned product development. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case or equity financing. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate and obligations outstanding, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Our ability to sustain volume production and deliveries is subject to certain risks and uncertainties, including:

●	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce our cars in volume and reach our financial targets;
●	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of our cars in a timely manner that meets our production plan and allows for high quality vehicles;
●	that we will not encounter parts quality issues before, during or after production of high performance cars;
●	that we will be able to schedule and complete deliveries at our planned volume production;
●	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;
●	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;
●	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and
●	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

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

We use over 1,000 purchased parts, which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We are currently expanding our supplier sources to reduce the risk of a single source supplier adversely affecting our operations.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our high performance cars. We may experience additional delays in the future with respect to high performance cars, supercars and any other future vehicle we may produce. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

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

We utilize automobile manufacturers Ford, Chevrolet and Dodge platform vehicles for our Mustang, Camaro and Challenger muscle and high performance vehicles. Generally, we procure these vehicles directly from dealers. While we do enter into sourcing agreements with certain of our dealers, we do not have a supply agreement with Ford, Chevrolet or Dodge and we are limited to the allocation allotted to our source dealers. Further, all production parts are engineered and manufactured exclusively by us and are designed specifically for current and past models of these platform vehicles. Automotive manufactures generally make minor model changes each year and a major model change approximately every four years. Minor model changes are generally small in nature and normally consist of minor changes. Major model changes generally contain significant changes to the model line, which could include a complete re-design of the vehicle. Minor and major model changes by Ford, Chevrolet and Dodge require us to re-design, re-tool and change our production, which could result in us incurring significant costs and production interruptions. Further, during a major model year change, the availability of current models may become difficult to obtain the new major model due to the automotive manufacture production delays and high demand for the new model. For example, during the year ended March 31, 2015, Ford made a major model change to the Ford Mustang and discontinued the 2014 Mustang model in May 2014. As a result, it was difficult to obtain the 2014 chassis starting in September 2014, which was coupled with the shipment of 2015 Mustang models not starting until early December 2015 and the availability of such model was limited due to our sourcing dealers allotment. Any discontinuation of these vehicles, disruption in production or significant major model changes in these platform vehicles could have a material impact on our sales and ultimately on our business. Further, we may experience lower sales volume and difficulties in obtaining current year platform vehicles during the period from when the current year model stops production by the manufacturer to when the new major model year vehicle is released.

If we are unable to adequately reduce the manufacturing costs of high performance cars and supercars or otherwise control the costs associated with operating our business, our business, financial condition, operating results and prospects will suffer.

Our production costs for high performance cars have been high due to start-up costs at our factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, limited ability to build high-quality production tooling used to manufacture parts due to cash constraints, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of the business. As we are now producing cars at our steady state production volume, manufacturing costs for certain components used in production have started to fall while others have increased. While we expect further cost reduction efforts undertaken by both us and our suppliers will result in reduction of costs during our fiscal year 2016, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals. Our planned cost reductions include reducing our production costs by negotiating discounts from our suppliers as we increase our purchasing volume, reducing our engineering and production costs through more effective hiring practices, and reducing our general & administrative expenses by reducing reliance on outside services providers. There is no guarantee that our planned cost reductions will be achieved.

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

Our long-term success will be dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically our high-performance muscle cars and supercars.

Our long-term success is dependent on market acceptance of our high performance cars and supercars. There is no guarantee that the general public in the long-term will successfully accept these new vehicles. Additionally, there can be no assurance that we will be able to design future vehicles that will meet the expectations of our customers or that our future models will become commercially viable. To the extent that we are not able to build future high-performance muscle cars and supercars to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and high performance vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations. Notwithstanding Saleen’s prior experience in the automotive industry, our management team, as a whole, has limited experience simultaneously designing, testing, manufacturing, upgrading, adapting and selling our vehicles.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Saleen Automotive was formed in July 2011. While our volume of vehicles has increased since 2011, our volume of vehicles for fiscal year ended March 31, 2015 declined comparable to fiscal year ended March 31, 2014 with vehicle sales decreasing by $1,185,336 from prior fiscal year ended March 31, 2014. As such, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business and we are reliant on the trends and models related to Ford Mustangs, Chevrolet Camaro, Dodge Challengers and Tesla Model S. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

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

We may face regulatory limitations on our ability to sell vehicles directly or over the Internet, which could materially and adversely affect our ability to sell our vehicles.

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

The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. With respect to high-performance muscle cars, we face competition from high-end Mustangs, Camaros and Challengers produced by Ford, Chevrolet and Dodge along with other Ford Mustangs, Chevrolet Camaros and Dodge Challengers variants such as Roush, Callaway and Shelby. With respect to our supercars, we face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. In addition, most of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

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

In the past, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of high performance vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of high-end and luxury consumer products, such as our high performance vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition and operating results.

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

In addition, we expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our supercars, increase the production capacity at our manufacturing facilities to produce our supercars, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results, especially in the short-term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

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

Changes in employment laws or regulation could harm our performance.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, and unemployment tax rates. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

We currently do not maintain workers’ compensation or general liability insurance.

Due to our cash constraints, we currently do no maintain insurance ordinarily customary for businesses our size and type such as workers’ compensation, garage and general liability insurance. As such, we may incur losses against us such as employee worker accidents, losses due to natural disasters or other business risks for which we currently are not insured. Such damages could have a material adverse effect on our business and results of operations. While we do anticipate in the future purchasing adequate insurance against our potential risks, there can be no assurance that we will be able to obtain, afford or qualify for insurance to address such potential risks or if such insurance will adequately cover any potential matters encountered.

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

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects and operating results. We currently do not maintain product liability or other related insurance and as such, any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

Our current and future warranty reserves may be insufficient to cover future warranty claims, which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 Mustang, Saleen 570 Challenger, Saleen 620 Camaro and Saleen GTX high performance vehicle. The vehicle limited warranty applies to installed parts and/or assemblies in new high performance vehicles. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, Dodge, and Tesla). Although unaltered parts are covered by the original full warranty of the OEM manufacturer, such OEM manufacturers could deny any warranty claims due to our work, which could adversely impact us if we cannot successfully overturn such claims.

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

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

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

Intellectual property litigation would be costly and could adversely impact our business operations, and our current cash constraints may prevent us from taking action.

We may have to take legal action in the future to protect our technology, trade name or to assert our intellectual property rights against others. Any legal action could be costly and time consuming and could require significant funds that may not be available to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse affect on our business, financial position, or results of operations.

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

Risks Related to our Common Stock

We currently have secured and unsecured convertible notes payable with conversion rates that vary depending on the market price of our stock, which have and may continue to have a significant dilutive impact to stockholders. The conversion of debt has adversely impacted the market price of our stock, which may continue.

As of March 31, 2015, we had outstanding 3% secured and 7% unsecured convertible notes in the amount of $2,617,160 and $2,346,295, respectively, including accrued interest, with conversion prices that are based on a discount to the market price of our stock, but in no case lower than $0.02 and $0.03, respectively. As of March 31, 2015, these notes were convertible into 209,069,936 shares of our Common Stock.

As of March 31, 2015, we had outstanding unsecured convertible notes in the amount of $641,435, including accrued interest, convertible into our Common Stock at prices per share ranging from discounts between 42% to 38% of our Common Stock trading market price during a certain time period, subject to conversion floor prices ranging from $0.001 to $0.00005 per share. As of March 31, 2015, the notes were convertible into approximately 106,214,457 shares of our Common Stock. From March 31, 2015 to the filing of date of this Form 10-K, $285,920 of principal and $16,594 of accrued and unpaid interest had been converted into 355,303,951 shares of our Common Stock. Based on the closing price of our stock as of July 13, 2015, the notes were convertible into approximately 314,000,000 shares of our Common Stock.

The note agreements related to convertible notes issued during September 2014 to December 2014 require us to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of our Common Stock as of the date of request. The note holder can convert up to the number of the shares then reserved for conversion of their related note. As of March 31, 2015, we were in compliance with the Common Stock reserve provisions; however, as of the date of this filing of Form 10-K, we are in default of such reserve requirements due to insufficient availability of authorized shares to fulfill the note holders’ reserve requests. Under the provisions of default, the holders of such notes could demand that the amount we owe be increased by amounts ranging from 135% to 150% depending on the event of default and may demand that we pay such amount in cash. In addition, the interest rates could increase to between 20% and 25% per annum from the date due until cured or paid.

Our Common Stock is currently quoted on the OTC Bulletin Board (OTCBB). As such, our securities may be less liquid, be thinly traded, receive less coverage by security analysts, market makers and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Our stock price is likely to be highly volatile.

Although prices for shares of our Common Stock are quoted on the OTCBB, no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our Common Stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

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

As of March 31, 2015, our officers, directors and principal stockholders (greater than 5% stockholders) collectively owned approximately 47% of our fully-diluted Common Stock. In addition, Saleen owns approximately 47% of our fully-diluted Common Stock. Our directors will be determined pursuant to the Voting Agreement entered into by Saleen and the purchasers of our 3% Senior Secured Convertible Notes. Pursuant to the Voting Agreement, the parties signatory thereto are obligated to vote to set the number of directors at five, and to vote for three directors designated by Saleen (currently Steve Saleen and Jeffrey Kraws, with one vacancy), one director designated by the holders of a majority of the outstanding shares held by purchasers of our 3% Senior Secured Convertible Notes (currently vacant) and one director designated jointly by the holders of a majority of the outstanding shares held by Saleen and by the holders of a majority of the outstanding shares held by purchasers of our 3% Senior Secured Convertible Notes (currently Joe Amato).

As a result of the Voting Agreement, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with the combined company’s interests or the interests of other stockholders, and accordingly, they could cause the combined company to enter into transactions or agreements that it would not otherwise consider.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. We are currently a party to several legal proceedings related to claims for payment that are currently accrued for in our financial statements as accounts or notes payable. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceedings that are currently pending are as follows:

SSC is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claimed breach of contract related to an engine installed by a third party vendor. The suit claimed $200,000 in damages plus interest, legal fees and costs of litigation. We filed a cross complaint against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, we settled this claim by agreeing to pay $112,500 over a period of 18 months of which we paid $45,500 through August 2014. Subsequent to this date we have defaulted on payments. On October 30, 2014, a judgment was entered against SSC in the amount of $68,950, which we have accrued for in accounts payable.

In December 2014, Saleen Automotive, Inc. (formerly Saleen Electric Automotive, Inc.), our wholly-owned subsidiary, received a complaint from Green Global Automotive B.V. (“GGA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in December 2011 between GGA and Saleen Automotive. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. We are currently evaluating the merits of this case, if any, and are working to ascertain the impact on our financial statements, if any.

In December 2014, we received a complaint from Ford of Escondido for 1) claim and delivery of personal property, 2) money due on a contract, and 3) common count. Home Heller Ford, which was merged into Ford of Escondido, is a party to a supply agreement with us entered into in May 2013. Specifically, Ford of Escondido seeks payment of seven (7) Ford Mustangs for a total of $222,871 plus interest and attorneys’ fees, less any amounts to be credited to us pursuant to proceeds of sale. As of March 31, 2015, we have included in accounts payable the amount owed for vehicles, which we believe are owed to Ford of Escondido. As such, we believe Ford of Escondido’s claims are without merit and have responded to the Complaint including claims that Ford of Escondido breached its supply agreement with us. There has been no response received from Ford of Escondido to our position and the outcome is uncertain; however, we believe this matter will not have a material impact, if any, on our financial statements.

In February 2014, SSC received a Complaint from Citizens Business Bank (the “Bank”) alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which we paid in December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the Bank agreed to dismiss the suit in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and the agreement to pay the remaining recorded balance due of $443,000 to the Bank in August 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the Bank agreed to extend this arrangement through various dates with the last date being March 2015. We did not pay the then outstanding principal and interest in March 2015 and the Bank has not agreed to an additional extension in connection with the default due to the Bank’s belief that a change in control occurred. On May 14, 2015, we were notified of a lawsuit filed by the Bank in the Superior Court of the State of California, County of Riverside, alleging breach of the Loan Agreement with the Bank (“Loan Agreement”), breach of a commercial guaranty by Steve Saleen and indebtedness for principal and interest of at least $369,302, and seeking appointment, which has not been granted by the court as of the date of this filing, of a limited purpose receiver and a temporary restraining order enjoining us from transferring the SSC collateral securing loan. The main complaint by the Bank stems from our reverse merger that occurred in June 2013 whereby the Bank deemed this event to constitute a change in control, as defined in the loan agreement. Although we currently believe that resolving claims against us, individually or in aggregate, will not have a material adverse impact on the our financial statements, these matters are subject to inherent uncertainties and our views of these matters may change in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is currently quoted on the OTCBB. Our Common Stock has been quoted on the OTCBB since August 9, 2012 under the symbol “WSTY.” On July 5, 2013, the trading symbol for our Common Stock changed to “SLNN.” Historical closing prices for shares of our Common Stock are as follows:

Quarter Ended	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Fiscal Year 2015
High	$0.23	$0.15	$0.06	$0.03
Low	$0.13	$0.06	$0.03	$0.01

Stockholders of Record

As of July 13, 2015, an aggregate of 460,556,796 shares of our Common Stock were issued and outstanding and were owned by 264 stockholders of record.

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

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the years ended March 31, 2015 and 2014. You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Annual Report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—“Risk Factors” and elsewhere in this Annual Report, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We utilize automobile manufacturers Ford, Chevrolet, Dodge and Tesla platform vehicles for our high performance and electric vehicle production. All aftermarket parts and accessory products are engineered and manufactured exclusively by us. Our main retail outlets for our products are authorized Ford, Chevrolet, Dodge and exotic car dealers.

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

Merger

On May 23, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, our wholly-owned subsidiary, Saleen Florida Merger Corporation, our wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of our wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of our wholly-owned subsidiaries; (c) holders of the then outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of our Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of our Common Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of our Common Stock (on a fully-diluted basis) was owned, collectively, by Saleen (including 341,943 shares of our Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of our Common Stock, issued to Saleen pursuant to an Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger we are solely engaged in the Saleen Entities’ business, Saleen Automotive’s officers became our officers and Saleen Automotive’s three directors became members of our five-member board of directors. On June 17, 2013, we consummated a merger with WSTY Subsidiary Corporation, our wholly-owned subsidiary, pursuant to which we amended our articles of incorporation to change our name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, we effected an increase in the number of our common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into our Common Stock and the Super Voting Preferred Stock ceased to be a designated series of our preferred stock.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist primarily of parts for both resale and production of high performance vehicles. We will typically buy the base automobile chassis from dealers and then modify the vehicle as ordered, using our developed parts. Other than parts for resale, we typically have no finished goods inventory, as we build to order.

Intangible and Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We had no such asset impairments at March 31, 2015 or 2014. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

We generate revenues primarily from the sale of high performance vehicles and parts. We recognize revenue from the sale of completed high performance vehicles and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment or delivery of our product to the destination specified by the customer. In cases where we are the primary obligor related to the purchase of base Ford Mustang, Chevrolet Camaro and Dodge Challenger vehicles, we recognize revenue related to the cost of the chassis plus markup, if any.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when our high performance vehicles and retail parts leave our dock. Except for warranties related to our high performance vehicles, we have no post-sales obligations.

Warranty Reserves

We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 Mustang, Saleen 570 Challenger, Saleen 620 Camaro high performance vehicle and Saleen GTX. The vehicle limited warranty applies to our installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, Dodge and Tesla). We provide a warranty reserve for estimated product warranty costs at the time the revenues are recognized. While we engage in quality programs and processes, up to and including the final product, our warranty obligation is affected by product failure rates, the cost of the failed product and the inbound and outbound freight costs incurred and the OEM manufacturer’s honoring of their warranty. We continuously monitor and analyze product returns for warranty and maintain a reserve for the related warranty costs based on historical experience and assumptions. If actual failure rates and the resulting cost of replacement vary from our historically based estimates, revisions to the estimated warranty reserve would be required.

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock-based derivative financial instruments, we use a weighted-average Black-Scholes-Merton pricing model to value the derivatives instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Litigation

We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs. Any litigation may require us to pay damages whereby our business, financial condition and results of operations could be materially and adversely affected. We continually evaluate the uncertainties associated with litigation and record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether a liability can be reasonably estimated. Accordingly, the outcomes of legal proceedings and/or our ability to settle disputes on terms acceptable to us are subject to significant uncertainty. Should we choose to pay significant sums in settling a dispute or should material legal matters be resolved against us, the operating results of a particular reporting period could be materially adversely affected.

See Note 1 of Notes to Consolidated Financial Statements for additional information regarding our critical and significant accounting policies.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will apply the new revenue recognition standard in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact, if any, on adopting ASU 2014-09 on our results of operations and financial condition.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact, if any, of adopting ASU 2014-08 on our results of operations and financial condition.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact, if any, of adopting ASU 2014-16 on our results of operations and financial condition.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-01 prospectively or retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of ASU No. 2015-01 to have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014

Our revenue, operating expenses, and net loss from operations for the year ended March 31, 2015 as compared to the year ended March 31, 2014 were as follows – some balances on the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation:

	For the Year ended			Percentage
	March 31,			Change
	2015	2014	Change	Inc (Dec)
Revenue
Vehicles and parts	$3,800,390	$4,985,726	$(1,185,336)	(24%)
Design Services	—	121,500	(121,500)	(100%)
Total revenue	3,800,390	5,107,226	(1,306,836)	(26%)

Costs of goods sold	3,366,437	4,227,039	(910,602)	(22%)
Gross profit	433,953	830,187	(396,234)	(48%)
Operating expenses
Research and development	747,833	766,996	(19,163)	(2%)
Sales and marketing	1,656,797	1,537,228	119,569	8%
General and administrative	3,181,542	4,261,612	(1,080,070)	(25%)
Settlement (gain) costs (including $385,785 from related parties)	(12,273)	945,401	(957,674)	(101%)
Depreciation and amortization	181,983	97,061	84,992	88%
Total operating expenses	5,755,882	7,608,298	(1,852,416)	(24%)
Loss from operations	(5,321,929)	(6,778,111)	1,456,182	(21%)
Other income (expenses)
Interest expense	(2,310,774)	(606,194)	(1,704,580)	281%
Costs of reverse merger transaction	—	(365,547)	365,547	(100%)
Private placement costs	(780,290)	—	(780,290)	—
Loss on extinguishment of convertible debt	(1,257,468)	—	(1,257,468)	—
Gain on extinguishment of derivative liability	50,314	236,158	(185,844)	(79)%
Change in fair value of derivative liabilities	1,111,389	(3,608,288)	4,719,677	(131%)
Net Loss	$(8,508,758)	$(11,121,982)	$2,613,224	(24%)

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

Total revenues for the year ended March 31, 2015 were $3,800,390, a decrease of $1,306,836 or 26% from $5,107,226 for the year ended March 31, 2014. Vehicle and parts declined $1,185,336 or 24% to $3,800,390 from $4,985,726 for the same period in the prior year. The decrease in vehicle and parts was primarily driven by customer preference for the 2015 Mustang model along with the availability of 2014 Ford Mustang chassis, which negatively impacted revenues starting in May 2014, as Ford discontinued production of the 2014 Mustang model in order to switch to the new 2015 model. The 2015 Mustang model did not start shipping to us until late 2014 and starting in September 2014, the 2014 Mustang chassis was difficult to obtain. The new 2015 model represented a major model change requiring us to make significant design and tooling modifications to our Saleen Mustang. Further, due to the change in Mustang models, several customers opted to wait for the new 2015 model thereby delaying placing orders. During the same period in the prior year, Ford’s change from the 2013 to 2014 Mustang model year was minimal requiring little change and the supply of vehicles was not disruptive nor did customers opt to wait for the newer model. Based on current orders for the 2015 Saleen Mustang models, we anticipate an increase in volume for the Saleen Mustang, on a year over year basis. We recently started shipping our 2015 Saleen Mustang White Label models in February 2015 and the Yellow and Black Labels in late April 2015.

During the year ended March 31, 2014 revenues of $121,500 were realized from a contract with a major Hollywood movie producer to design and build replica supercar racing automobiles for the Need for Speed movie, which was released in March 2014. We did not have any other design contracts during the year ended March 31, 2015 and 2014.

Cost of Goods Sold: Cost of goods sold consists of five major categories: base chassis, material, overhead, labor and purchased process services. Chassis costs relate to the purchased Ford Mustang, Chevrolet Camaro or Dodge Challenger vehicles in which we are the primary obligor. Material cost relates to the purchase of conversion parts used in the production of our high performance vehicles, and procurement of aftermarket parts, which are manufactured by third party suppliers using our proprietary tools and molds developed by us. Overhead costs include costs associated with manufacturing support, shop and warehouse supplies and expenses, small tools and equipment and other related warehouse and production costs. Our labor costs include the cost of personnel related to the production of our high performance vehicles and logistics of warehousing and shipping our aftermarket parts. Purchased process services related to the subcontracting of specific manufacturing processes to outside contractors, such as paint.

Total costs of goods sold for the year ended March 31, 2015 were $3,366,437, a decrease of $910,602 or 22% from $4,227,039 of costs of goods sold for the year ended March 31, 2014. The decrease was primarily attributable to lower volume of sales during the year ended March 31, 2015 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased by $396,234 to $433,953, or 22%, for a gross margin of 11% for the year ended March 31, 2015 from a gross margin of $830,187, or 16%, for the year ended March 31, 2014. The decrease in gross margin was primarily driven by lower volume of sales coupled with higher costs to obtain the 2014 Mustang chassis due to short supply of such vehicles, as Ford discontinued production of the 2014 Mustang in May 2014 to switch to the 2015 model.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses decreased slightly by $19,193, or 2%, to $747,833 during the year ended March 31, 2015 from $766,996 for the year ended March 31, 2014. Excluding non-cash stock based compensation of $66,068, research and development expenses decreased $85,231 or 11%. The decrease was primarily related to a decline in salaries along with a decline in materials used in R&D. There were no stock options granted during the year ended March 31, 2014.

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

Sales and marketing expenses increased by $119,569, or 8%, to $1,656,797 for the year ended March 31, 2015 from $1,537,228 for the year ended March 31, 2014. Excluding non-cash stock based compensation of $268,609 incurred during the year ended March 31, 2015, sales and marketing expenses decreased by $149,040 or 10% driven primarily by $325,700 of stock compensation expense related to our issuance of Common Stock in exchange for investor relation services during the year ended March 31, 2014, which did not occur during the year ended March 31, 2015. This decrease was slightly offset by higher new car sales and marketing expenses related to expansion of our sales team and marketing efforts related to the launch of our 2015 Saleen Mustang. There were no employee stock options issued during the year ended March 31, 2014.

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

General and administrative expenses decreased by $1,080,070, or 25%, to $3,181,983 for the year ended March 31, 2015 from $4,261,612 for the year ended March 31, 2014. The decrease is primarily comprised of $873,701 of lower professional fees primarily related to merger activity during the year ended March 31, 2014 that was not incurred during the year ended March 31, 2015 as we did not have a comparable expense of this type; $136,882 of lower general and administrative salaries as a result of headcount reduction; and $69,487 decrease in other expenses primarily due to lower general and administrative expenses resulting from our efforts to reduce costs due to the decline in revenue. General and administrative expenses included non-cash stock based compensation of $650,354 for the year ended March 31, 2015 as compared to $504,481 for the year ended March 31, 2014.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense increased by $84,992, or 88%, to $181,983 for the year ended March 31, 2015 from $97,061 for the year ended March 31, 2014.

Interest Expense: Interest expense increased by $1,704,580 or 281% to $2,310,774 for the year ended March 31, 2015 from $606,194 for the year ended March 31, 2014. The increase is primarily attributable to an increase of $1,519,176 of non-cash interest expense during the year ended March 31, 2015 along with $185,404 of interest incurred on loans outstanding primarily due to our increase in notes issued along with interest incurred on flooring of chassis. Non-cash interest relates to the amortization of the convertible debt discount on our convertible notes.

Expenses of Reverse Merger Transaction: During the year ended March 31, 2014, we incurred $365,547 of expenses related to the reverse merger transaction. This includes $39,547 of liabilities assumed, $46,000 in legal fees, and dividends of $280,000 paid to our existing stockholders prior to the Merger. We did not have a comparable expense of this type during the year ended March 31, 2015.

Private Placement Costs: In conjunction with the issuance of convertible notes from September to December 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. We recorded $1,306,456 as a derivative liability with an offsetting charge to valuation discount of $638,225 with the remainder of $668,231 recorded as private placement costs during the year ended March 31, 2015. In addition, as a result of our issuance of our Second Amendment to our 3% Senior Secured Convertible Notes in January 2015, we recorded $112,060 as private placement costs (see Note 5 to our consolidated financial statements). We incurred no similar expense during the year ended March 31, 2014.

Loss on extinguishment of convertible debt: On January 23, 2015, we entered into a Second Amendment to 3% Senior Secured Convertible Notes (“3% Notes”) whereby the conversion price of the 3% Notes were amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. As a result of this amendment, we recognized a loss of $1,257,468, which was comprised of $684,975 of debt discount previously included as an offset to the 3% debt on our balance sheet and $572,493 related to the incremental change in the potential shares of common stock to be issued and the conversion price.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $50,314 and $236,158 during the year ended March 31, 2015 and 2014, respectively, as a result of the extinguishment of derivative liabilities resulting from certain note holders’ request to convert their convertible debt to stock in accordance with the terms of their convertible notes.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the year ended March 31, 2015, we recorded $1,111,389 gain due to the change in the fair value of the derivative liability which was mainly driven by a gain recognized of $1,123,836 related to our extinguishment of a derivative in conjunction with the June 2014 First Amendment to our 3% Senior Convertible Notes as compared to an expense of $3,608,288 for the year ended March 31, 2014.

Net Loss: Net loss decreased by $2,613,224, or 24%, to a net loss of $8,508,758 for the year ended March 31, 2015 from a net loss of $11,121,982 for the year ended March 31, 2014. The decrease in net loss was primarily attributable to $1,456,182 decrease in loss from operations comprised of $1,852,416 decline in operating expenses offset by $396,234 decrease in gross profit; decrease of $4,719,677 in gain on extinguishment of derivative liability to a gain of $1,111,389 for the year ended March 31, 2015 compared to a loss of $3,608,288 during the same period in the prior year; and costs of $367,547 related to our reverse merger transaction that did not occur during the year ended March 31, 2015. This decrease was somewhat offset by the increase in interest expense of $1,704,580 primarily attributable to $1,519,176 increase in non-cash interest expense related to our convertible notes; $1,257,468 loss related to our amendment of our 3% Notes; $780,290 of private placement costs incurred related to convertible notes issued during the year ended March 31, 2015; and $185,844 decrease in gain on extinguishment of derivative liability.

Liquidity and Capital Resources

Our working capital deficiency as of March 31, 2015 and March 31, 2014 was as follows:

	As of	As of
	March 31, 2015	March 31, 2014
Current Assets	$910,794	$2,230,294
Current Liabilities	(7,961,458)	(5,280,580)
Net Working Capital Deficiency	$(7,050,664)	$(3,050,286)

The following summarizes our cash flow activity for the fiscal years ended March 31, 2015 and March 31, 2014:

Cash Flows
	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Net cash used in Operating Activities	$(2,549,895)	$(4,316,575)
Net cash used in Investing Activities	(227,277)	(303,666)
Net cash provided by Financing Activities	1,420,366	6,115,697
(Decrease) Increase in Cash during the twelve month period	(1,356,806)	1,495,455
Cash, Beginning of Period	1,499,889	4,434
Cash, End of Period	143,083	1,499,889

For the fiscal years ended March 31, 2015 and 2014, our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, along with customer deposits received in advance of shipment and gross margin achieved from the sales of high performance vehicles and aftermarket parts. Our principal uses of cash have been primarily to finance operations; expand our staff; develop new products and improve existing products; expand marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved including sufficient cash flows to service existing debt. Additional funds will be needed in order to continue production and operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense and production requirements and planned business objectives beyond the date of this Form 10-K filing without additional financing.

As further presented in our consolidated financial statements and related notes, during the year ended March 31, 2015, we incurred a loss from operations of $5,321,929 and utilized $2,549,895 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,669,225 and $7,050,664, respectively as of March 31, 2015, and as of that date, we owed $745,503 in past unpaid payroll and other taxes; $933,271 of outstanding notes payable were in default; $1,204,840 of accounts payable was greater than 90 days past due; and $288,900 is owed on past due rent. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness. In addition, we currently do not maintain workers’ compensation, product liability and other general insurance. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve revenues at a level that will achieve profitably and generate positive cash flows from operations. At March 31 and July 13, 2015, we had cash on hand in the amount of $143,803 and approximately $21,000, respectively, and we are not generating funds from operations to cover current production and operating expenses and we will have to obtain additional financing. We have utilized funding to operate the business during the year ended March 31, 2015 with funds obtained from $1,702,656 of customer deposits received in advance of shipment from orders placed by customers; received $500,000 in advance royalties from an Intellectual License Agreement; raised $1,289,409 through the issuance of convertible notes; received $295,000 through the issuance of notes payable of which $195,000 came from related parties; and obtained cash from sales of Common Stock through entering into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from us an aggregate of 1,183,334 of restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. However, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate our business through and beyond the date of this Form 10-K filing. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our Company), in the case of convertible debt and equity financing.

At March 31, 2015, we had a working capital deficit of $7,050,664 compared to a working capital deficit of $3,050,286 at March 31, 2014. The increase in working capital deficit primarily relates to the decrease in cash of $1,356,806 to $143,083 as of March 31, 2015 from $1,499,889 as of March 31, 2014. In addition, current liabilities increased by $2,680,878 to $7,961,458 as of March 31, 2015 from $5,280,580 as of March 31, 2014 primarily due to a derivative liability of $1,268,588, which we recorded in conjunction with convertible notes issued from September to December 2014; $1,702,656 increase in customer deposits received during the fiscal year ended March 31, 2015, primarily related to deposits received from signed orders for the 2015 Saleen Mustang; $275,000 in deferred vendor consideration related to purchase commitment advances received from BASF and FinishMaster; and $153,978 increase in due to related parities. The decrease in working capital was offset partially by the decrease in accounts payable of $347,421 primarily due to payments on account and $279,144 decrease in notes payable.

Net cash used in operating activities for the fiscal year ended March 31, 2015 totaled $2,549,895 after the net loss of $8,508,758 was decreased by $3,809,037 in non-cash charges and decreased by $2,149,826 in net changes to the working capital accounts. This compares to cash used in operating activities for the fiscal year ended March 31, 2014 of $4,316,576 after the net loss for the period of $11,121,982 was decreased by $5,344,019 in non-cash charges and by $1,461,387 in changes to the working capital accounts.

Net cash used in investing activities was $227,277 for fiscal year ended March 31, 2015 as compared to $303,666 of cash used in investing activities for fiscal year ended March 31, 2014.

Net cash provided by financing activities for the fiscal year ended March 31, 2015 was $1,420,366. Of this amount, $1,289,409 came through the issuance of our convertible notes, $177,500 came from the issuance of 1,183,344 shares of our Common Stock; $295,000 came from issuances of notes payable including $195,000 from related parties; and $7,500 came from the exercise of a warrant. Cash of $349,043 was used to pay principal on long-term notes. This compares to cash provided by financing activities for the fiscal year ended March 31, 2014 of $6,115,697. Of this amount, $5,250,000 came from the issuance of our senior secured and unsecured convertible notes; $575,000 came from the issuance of note payable to a stockholder; and $1,312,500 came from the issuance of 8,793,337 shares of Common Stock. Cash of $318,558 was used to pay principal on long term notes and cash of $703,245 was used to pay principal on notes payable to related parties.

Secured Convertible Notes

On January 23, 2015, we entered into a First Amendment to Securities Purchase Agreement dated June 26, 2013 by and among us and the related June 26, 2013 note holders (“June 2013 Notes”) whereby the note holders agreed to amend the Securities Purchase Agreement entered into on June 26, 2013 to provide for the issuance of up to $600,000 in additional Notes for a period up to June 26, 2015 under the same terms as the June 2013 Notes. In addition, we entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the June 2013 Notes was amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02.

In conjunction with these amendments, on January 26, 2015 we entered into two 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering of which $98,708 was converted from a revolver entered into in November 2013.

Unsecured convertible notes

From September 2014 to December 2014, we issued Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $638,225 to eight separate accredited investors. During the three months ended March 31, 2015 and through the date of our filing of this Form 10-K, note holders converted $20,000 and $285,920 of principal, respectively, and $828 and $16,594 of accrued and unpaid interest, respectively, into 1,785,714 and 355,303,951 shares of the our Common Stock, respectively. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from April 2015 to December 2016. We may not prepay the Notes. Further, the Notes contain provisions that under certain events of default, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

The Notes are convertible into shares of our Common Stock at the option of the holder commencing on the various dates following the date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share discounts ranging from 42% to 38% our Common Stock trading market price during a certain time period, as defined in the agreement. Further, the conversion prices are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.001 to $0.00005 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of our assets or consummation of a transaction or series of related transactions in which we are not the surviving entity. As of the March 31, 2015, the notes were convertible into approximately 106,214,457 shares of our Common Stock. Per the terms of the notes, we reserved approximately 153,000,000 shares of our Common Stock for the conversion of these Notes. Based on the closing price of our stock as of the date of this Form 10-K filing and the current principal and accrued interest outstanding of $345,795, the notes were convertible into approximately 314,000,000 shares of our Common Stock.

Private Placement Stock Subscriptions

During the year ended March 31, 2015, we entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 1,183,334 restricted shares of our Common Stock at a per share price of $0.15 for aggregate proceeds of $177,500, and also received Common Stock Purchase Warrants to purchase 1,183,334 shares of our Common Stock at an exercise price of $0.15 per share.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Commitments

The following summarizes our contractual obligations, excluding amounts already recorded on the Consolidated Balance Sheet at March 31, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Lease Obligation

We rent two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. The current lease amendment provides for an annual escalation of 3% in the rent each February.

The future minimum rental payments required under the non-cancelable operating leases described above as of March 31, 2015 are as follows:

Years ending March 31:	Lease Commitment
2016	$583,671
2017	599,689
2018	512,172

Purchase Obligations

In April 2014, we entered into an agreement with BASF to exclusively use BASF’s products for paint work. The agreement continues from May 2014 until the Company purchases in aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, we are required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount it actually purchased over this period. In consideration for our exclusive use of BASF’s products and fulfilling this purchase commitment, BASF paid us $250,000, which was recorded as deferred vendor consideration in our consolidated financial statements. This amount will be recorded as a reduction of cost of services based on a systematic and rational allocation of the cash consideration offered to the underlying transaction.

In May 2014, we entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint material supplies. The agreement continues from May 2014 until we purchase in aggregate $1,555,000 of FinishMaster products. In consideration of our exclusive use of FinishMaster’s products and fulfilling this purchase commitment, FinishMaster paid us $25,000, which was recorded as deferred vendor consideration, and FinishMaster will pay an additional $25,000 upon the achievement of purchase level milestones, as outlined in the agreement. Should we not complete a set purchase level milestone, we would be required to re-pay the $25,000 along with $11,475 compensation to FinishMaster. This initial amount paid will be recorded as a reduction of cost of services based on a systematic and rational allocation of the cash consideration offered to the underlying transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Saleen Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Saleen Automotive, Inc. and subsidiaries (the “Company”), as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saleen Automotive, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their consolidated operations and cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses, utilized significant cash in operations, and has a stockholders’ deficit. In addition, as of March 31, 2015, the Company is delinquent in payment of its payroll taxes and a significant amount of the Company’s notes payable are in default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
July 14, 2015

Saleen Automotive, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014

ASSETS
Current Assets
Cash	$143,083	$1,499,889
Accounts receivable, net of allowance for doubtful accounts of $271,658 as of March 31, 2014	4,945	198,538
Inventory	725,687	433,941
Prepaid expenses and other current assets	37,079	97,926
Total Current Assets	910,794	2,230,294

Property and equipment, net	592,116	546,824
Other assets	5,000	47,904
TOTAL ASSETS	$1,507,910	$2,825,022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,677,309	$2,024,730
Due to related parties	326,512	172,534
Notes payable	671,750	1,275,774
Current portion of convertible notes, net of discount of $250,892 at March 31, 2015	267,332	—
Notes payable to related parties	267,000	209,452
Payroll and other taxes payable	745,503	808,875
Accrued interest on notes payable	387,005	380,257
Customer deposits	1,896,568	193,912
Deferred vendor consideration	275,000	—
Derivative liability	1,268,588	—
Other current liabilities	178,891	215,046
Total Current Liabilities	7,961,458	5,280,580
Accounts to be settled by issuance of equity securities	—	470,534
Derivative liability	—	5,032,786
Convertible notes payable, net of discount of $1,585,935 and $3,498,981 at March 31, 2015 and 2014, respectively	3,215,677	1,337,751
Total Liabilities	11,177,135	12,121,651
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common Stock; $0.001 par value; 500,000,000 shares authorized; 174,857,028 and 137,710,501 issued and outstanding as of March 31, 2015 and 2014, respectively	174,856	137,710
Preferred stock; $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	18,530,191	10,431,175
Accumulated deficit	(28,374,272)	(19,865,514)
Total Stockholders’ Deficit	(9,669,225)	(9,296,629)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,507,910	$2,825,022

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the fiscal year ended
	March 31,
	2015	2014
Revenue
Vehicles and parts	$3,800,390	$4,985,726
Design Services	—	121,500
Total revenue	3,800,390	5,107,226

Costs of goods sold	3,366,437	4,277,039
Gross profit	433,953	830,187
Operating expenses
Research and development	747,833	766,996
Sales and marketing	1,656,797	1,537,228
General and administrative	3,181,542	4,261,612
Settlement (gain) costs (including $385,785 from related parties during the year ended March 31, 2014)	(12,273)	945,401
Depreciation and amortization	181,983	97,061
Total operating expenses	5,755,882	7,608,298
Loss from operations	(5,321,929)	(6,778,111)
Other income (expenses)
Interest expense	(2,310,774)	(606,194)
Costs of reverse merger transaction	—	(365,547)
Private placement costs	(780,290)	—
Loss on extinguishment of convertible debt	(1,257,468)	—
Gain on extinguishment of derivative liability	50,314	236,158
Change in fair value of derivative liabilities	1,111,389	(3,608,288)
Net Loss	$(8,508,758)	$(11,121,982)
Net loss per share:
Basic and diluted	$(0.05)	$(0.09)
Shares used in computing net loss per share:
Basic and diluted	158,673,334	123,377,666

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the fiscal years ended March 31, 2015 and 2014

	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Additional Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2013	—	$—	883,822	$10,269	$4,584,976	$(8,743,532)	$(4,148,287)
Shares issued upon reverse merger	8,000,000	8,000		(8,000)			—
Shares issued for director fees			5,277	5	249,995		250,000
Shares issued for services to related parties			923	1	43,749		43,750
Shares issued for services	530,000	530	4,976	5	429,296		429,831
Shares issued as principal payments on notes payable			481		22,803		22,803
Shares issued as interest on notes payable			521	1	24,696		24,697
Shares issued for payment of accounts payable	325,128	325			102,866		103,191
Shares and warrants issued for payment of accounts payable – related parties	2,508,908	2,509			1,117,873		1,120,382
Shares issued for cash	8,793,337	8,793			1,303,707		1,312,500
Adjustment of Super Voting Preferred				(1,385)	1,385		—
Conversion of Super Voting Preferred to Common Stock	112,000,000	112,000	(896,000)	(896)	(111,104)		—
Conversion of convertible debt to Common Stock	5,553,128	5,553			410,933		416,486
Beneficial conversion feature associated with convertible debt financing					2,250,000		2,250,000
Net loss for the period						(11,121,982)	(11,121,982)
Balance, March 31, 2014	137,710,501	137,710	—	—	10,431,175	(19,865,514)	(9,296,629)
Fair value of shares issued for services	1,000,000	1,000			169,000		170,000
Amounts payable settled through the issuance of equity securities	1,285,460	1,285			469,249		470,534
Shares issued for cash	1,183,334	1,183			176,317		177,500
Shares issued upon exercise of warrants	50,000	50			7,450		7,500
Shares issued as consideration for the amendments of convertible notes	747,066	747			111,312		112,059
Fair value of shares issued upon conversion of convertible notes and accrued interest	19,817,900	19,818			913,105		932,923
Fair value of shares issued as payments on notes payable and accrued interest	5,494,787	5,495			577,196		582,691
Fair value of shares issued upon settlement of accounts payable	7,567,980	7,568			216,110		223,678
Fair value of beneficial conversion feature associated with convertible debt financing					327,483		327,483
Fair value of conversion feature associated with debt extinguishment					572,493		572,493
Fair value of derivative liability extinguished upon modification of convertible note					3,908,950		3,908,950
Fair value of stock-based compensation					650,351		650,351
Net loss						(8,508,758)	(8,508,758)
Balance, March 31, 2015	174,857,028	$174,856	—	$—	$18,530,191	$(28,374,272)	$(9,669,225)

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the fiscal year ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,508,758)	$(11,121,982)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	181,983	97,061
Change in fair value of derivative liabilities	(1,111,389)	3,608,288
Gain on extinguishment of derivative liability	(50,314)	(236,158)
Loss (gain) on settlement of notes payable and accounts payable, related party	(12,237)	739,572
Loss on extinguishment of debt	1,257,468	—
Amortization of discount on convertible notes	1,942,885	411,675
Fair value of share based compensation	650,351	—
Private placement costs	780,290	—
Fair value of shares issued for directors fees to related parties	—	250,000
Fair value of shares issued for services	170,000	473,581
Changes in working capital:
(Increase) Decrease in:
Cash held in trust account	—	175,000
Accounts receivable	193,593	(193,186)
Inventory	(291,746)	104,283
Prepaid expenses and other assets	103,751	(84,989)
Increase (Decrease) in:
Accounts payable	(176,538)	1,484,769
Due to related parties	153,978	(179,553)
Payroll and taxes payable	(63,372)	562,800
Accrued interest	288,657	89,335
Customer deposits	1,702,656	(748,947)
Deferred vendor consideration	275,000	—
Other liabilities	(36,153)	(218,660)
Accounts to be settled by issuance of equity securities	—	470,535
Net cash used in operating activities	(2,549,895)	(4,316,576)
Cash flows from investing activities
Purchases of property and equipment	(227,277)	(303,666)
Net cash used in investing activities	(227,277)	(303,666)
Cash flows from financing activities
Proceeds from senior secured notes payable	401,184	3,000,000
Proceeds from unsecured convertible notes	638,225	250,000
Proceeds from unsecured convertible notes - related parties	250,000	2,000,000
Proceeds from notes payable – related parties	195,000	575,000
Proceeds from issuance of notes payable	100,000	—
Principal payments on notes payable – related parties	—	(703,245)
Principal payments on notes payable	(349,043)	(318,558)
Proceeds from issuance of Common Stock	185,000	1,312,500
Net cash provided by financing activities	1,420,366	6,115,697
Net (decrease) increase in cash	(1,356,806)	1,495,455
Cash at beginning of period	1,499,889	4,434
Cash at end of period	$143,083	$1,499,889

(continued)

Saleen Automotive Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

	For fiscal year ended March 31,
	2015	2014
Supplemental schedule of non-cash financing activities:
Derivative liability related to conversion feature	$1,306,455	$1,660,056
Fair value of derivative liability extinguished upon modification	3,908,950	—
Issuance of Common Stock on conversion of secured convertible Notes Payable and accrued interest	932,923	416,485
Issuance of Common Stock on conversion of unsecured convertible Notes payable and accrued interest	582,691	24,697
Issuance of Common Stock as principal on Notes Payable to related parties		22,803
Beneficial conversion feature associated with convertible debt financing		2,250,000
Issuance of Common Stock as settlement of accounts payable	223,678	103,241
Fair value of beneficial conversion feature recorded as note discount	327,483	—
Amounts payable settled through the issuance of equity securities	470,534	—

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$34,114	$36,412
Income taxes	$—	$—

See accompanying notes which are an integral part of these consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years Ended March 31, 2015 and 2014

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Saleen Automotive, Inc. (formerly W270, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company designs, develops, manufactures and sells high performance vehicles built from base chassis’ of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. The Company is a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet, Dodge and Tesla) of OEM American sports and electric vehicles. A high performance car is an automobile that is designed and constructed specifically for speed and performance. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling, aerodynamics and braking systems to support it. The Company’s Saleen-branded products include a complete line of upgraded high performance vehicles, automotive aftermarket specialty parts and lifestyle accessories.

Merger

On May 23, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Saleen California Merger Corporation, its wholly-owned subsidiary, Saleen Florida Merger Corporation, its wholly-owned subsidiary, Saleen Automotive, Inc. (“Saleen Automotive”), SMS Signature Cars (“SMS” and together with Saleen Automotive, the “Saleen Entities”) and Steve Saleen (“Saleen” and together with the Saleen Entities, the “Saleen Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 26, 2013. At the Closing (a) Saleen California Merger Corporation was merged with and into SMS with SMS surviving as one of the Company’s wholly-owned subsidiaries; (b) Saleen Florida Merger Corporation was merged with and into Saleen Automotive with Saleen Automotive surviving as one of the Company’s wholly-owned subsidiaries; (c) holders of the outstanding capital stock of Saleen Automotive received an aggregate of 554,057 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 69,257,125 shares of the Company’s Common Stock and holders of the outstanding capital stock of SMS received no consideration for their shares; and (d) approximately 93% of the beneficial ownership of the Company’s Common Stock (on a fully-diluted basis) was owned, collectively, by Saleen (including 341,943 shares of the Company’s Super Voting Preferred Stock, which was subsequently converted into 42,742,875 shares of the Company’s Common Stock, issued to Saleen pursuant to the Assignment and License Agreement) and the former holders of the outstanding capital stock of Saleen Automotive. As a result of the Merger the Company is solely engaged in the Saleen Entities’ business, Saleen Automotive’s then officers became the Company’s officers and Saleen Automotive’s then three directors became members of the Company’s five-member board of directors. On June 17, 2013, the Company consummated a merger with WSTY Subsidiary Corporation, its wholly-owned subsidiary, pursuant to which the Company amended its articles of incorporation to change its name to Saleen Automotive, Inc. In October 2013, SMS effected an amendment to its articles of incorporation to change its name to Saleen Signature Cars. In January 2014, the Company effected an increase in the number of its common shares authorized to 500,000,000 and all the remaining shares of Super Voting Preferred Stock were converted into Common Stock of the Company and the Super Voting Preferred Stock ceased to be a designated series of the Company’s preferred stock.

As the owners and management of Saleen Automotive had voting and operating control of the Company after the Merger, the transaction was accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of the Saleen Entities prior to the Merger and that of the consolidated company following the Merger. Common Stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as of the earliest periods presented as capital stock reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $39,547, legal and closing costs of $46,000, and a dividend of an aggregate amount of $280,000 paid to our stockholders as of May 23, 2013 have been reflected as a cost of the reverse merger transaction in the accompanying Statement of Operations for the year ended March 31, 2014.

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

Reclassification of Certain Prior Year Information

The Company has reclassified certain prior year amounts to conform to the current year presentation. This included reclassification of promotional trade discount expenses of $172,661 for the twelve month period ended March 31, 2014 to revenue from sales and marketing expenses. The Company has also reclassified $23,580 of accounts payable owed to Molly Saleen Inc. as of March 31, 2014 from Accounts Payable to Due to Related Parties and has reclassified $139,300 of taxes payable as of March 31, 2014 from Other current liabilities to Payroll and other taxes payable. The reclassification of these amounts had no impact on consolidated net loss or cash flows.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2015, the Company incurred an operating loss of $5,321,929 and utilized $2,549,895 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $9,669,225 and $7,050,644, respectively, as of March 31, 2015, and as of that date, the Company owed $745,503 in past unpaid payroll and other taxes; $933,271 of outstanding notes payable were in default; $1,204,840 of accounts payable was greater than 90 days past due; and $288,900 is owed on past due rent. In addition, in May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under the Company’s 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the Company’s indebtedness. In addition, the Company does not currently maintain workers’ compensation, product liability and other general insurance.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. At March 31, 2015 and July 13, 2015 the Company had cash on hand in the amount of $143,083 and approximately $21,000, respectively, and is not generating sufficient funds to cover current production and operations. The Company has utilized funding to operate the business during the year ended March 31, 2015 with funds obtained from customer deposits received in advance of shipment of $1,702,656; received $500,000 in advance royalties from an Intellectual Property Agreement (Note 11) raised $1,289,409 through the issuance of convertible notes; received $295,000 through the issuance of notes payable of which $195,000 came from related parties; and obtained cash from sales of Common Stock through entering into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased from the Company an aggregate of 1,183,334 restricted common shares at a per share price of $0.15 for aggregate proceeds of $177,500. The Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate its business through and beyond the date of this Form 10-K filing. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

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

As of March 31, 2015 and 2014, the Company’s consolidated balance sheets included the fair value of derivative liabilities of $1,268,588 and $5,032,786, respectively, which was based on Level 2 measurements. There were no other investments or liabilities of the Company measured and recorded at fair value as of March 31, 2015 and 2014.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. For the most part, the Company generally requires advance payments for cars and credit card payments for parts. As of March 31, 2014 the Company had an allowance for doubtful accounts of $271,658. There was no such allowance at March 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist primarily of parts for both resale and conversion of automotive chassis. The Company will typically buy the automobile chassis of the vehicle to be converted from the Ford, Chevrolet and Dodge dealers and then modify the vehicle as ordered. The Company typically has no finished goods inventory, as the Company builds to order, other than parts held for resale.

	March 31, 2015	March 31, 2014

Parts and chassis	$176,718	$183,941
Work in process	298,969	-
S7 Supercar held for sale	250,000	250,000
Total inventories	$725,687	$433,941

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

The Company had no such asset impairments at March 31, 2015 or March 31, 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Revenue Recognition

Sales of High Performance Cars and Parts

The Company generates revenues primarily from the sale of high performance automobiles and parts. The Company recognizes revenue from the sale of completed high performance cars and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer. In cases where the Company is the primary obligor related to the purchase of base Ford Mustang, Chevrolet Camaro and Dodge Challenger vehicles, the Company recognizes revenue related to the cost of the chassis plus markup, if any.

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

Contract Revenue and Cost Recognition on Design Services

During the year ended March 31, 2014, the Company realized revenue from a contract with a major Hollywood movie producer of $121,500 for the design and replica production of supercar racing automobiles for the Need for Speed movie, which was released in March 2014. The Company did not have any design contracts during the year ended March 31, 2015.

Customer Deposits

The Company’s sales orders generally require customers to put deposits on vehicles at the time of signing a sales order. Typically, the Company receives either partial or full deposits related to such sales orders in advance of shipment and is generally paid in full prior to shipment of customers’ orders. Customer deposits as of March 31, 2015 and 2014 comprised of funds received in advance of shipment and were $1,896,568 and $193,912, respectively, which will be recorded as revenue upon shipment of related customers’ orders and satisfaction of the revenue recognition requirements discussed above.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty with every Saleen 302 Mustang, Saleen 570 Challenger, Saleen 620 Camaro high performance vehicle and Saleen GTX. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford, Chevrolet, and Dodge). Changes in the product warranty accrual for the fiscal years ended March 31, 2015 and 2014 were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2015	$-	$(7,077)	$27,077	$20,000
Fiscal 2014	$-	$(16,763)	$36,763	$20,000

Business Segments

The Company currently has one operating business segment that is converting automobiles into high performance vehicles and selling related parts.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology and are expensed as incurred. Research and development costs were $747,833 and $766,996 during the years ended March 31, 2015 and 2014, respectively.

Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. During the year ended March 31, 2015, advertising, sales and marketing expenses were $3,679, $126,185, and $472,969, respectively. During the year ended March 31, 2014, advertising, sales and marketing expenses were $59,993, $110,275, and $414,555, respectively.

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

Loss per Share

The basic EPS is calculated by dividing the Company’s net loss available to Common Stockholders by the weighted average number of common shares during the period. The diluted EPS is calculated by dividing the Company’s net loss available to Common Stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities unless the effects thereof are anti-dilutive, that is inclusion of such shares would reduce the net loss or increase the net income. For the years ended March 31, 2015 and 2014, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive.

As of March 31, 2015, stock options and warrants exercisable for 13,459,000, and 13,313,099, shares of Common Stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

As of March 31, 2014, warrants exercisable for 11,252,245 shares of Common Stock, and Notes convertible into 66,632,617 shares of Common Stock have been excluded from diluted loss per share because they are anti-dilutive.

Significant Concentrations

Sales to one customer comprised 11% of revenues for the year ended March 31, 2015. No customers comprised revenues in excess of 10% during the year ended March 31, 2014 and no customers comprised accounts receivable in excess of 10% at March 31, 2015 and 2014.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation and accounts receivable. The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will apply the new revenue recognition standard in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact, if any, of adopting ASU 2014-16 on the Company’s results of operations or financial condition.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-01 prospectively or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU No. 2015-01 to have a material effect on it results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Tooling	$641,324	$470,399
Equipment	321,189	264,837
Leasehold improvements	203,310	203,312
Total, cost	1,165,823	938,548
Accumulated depreciation and amortization	(573,707)	(391,724)
Total Property and Equipment	$592,116	$546,824

Depreciation and amortization expense for the years ended March 31, 2015 and 2014 was $181,983 and $97,061, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	March 31, 2015	March 31, 2014
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in March 2015 (1)	$358,704	$442,479
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 6% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Subordinated secured note payable for legal services rendered, non-interest bearing, payable on October 25, 2013, in default at March 31, 2014 (4)	-	37,749
Note and bond payable (5)	-	517,500
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (6)	55,000	120,000
Promissory note, interest at 6%, secured by a vehicle (7)	100,000	-
Total notes payable	$671,750	$1,275,774

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. The bank sought full payment of principal and interest owed. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the bank agreed to extend this arrangement through various dates with the last date being March 2015. The bank has not agreed to an additional extension in conjunction with the bank’s claim of default. On April 29, 2015, the bank filed a claim against the Company alleging breach of the loan agreement, breach of a commercial guaranty by Steve Saleen, Chairman and CEO, and the bank demanded full payment of principal and interest outstanding (see Note 10).

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of March 31, 2015 and 2014, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of March 31, 2015 and 2014 due to non-payment.

(4)	Non-interest bearing note payable dated January 25, 2013 due in full on October 25, 2013 or earlier upon the occurrence of certain events. The note is secured by certain intellectual property of the Company. The note was in default as of March 31, 2014 due to non-payment. In February 2015, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby the Company agreed to issue 2,272,727 shares of its Common Stock at a price of $0.022 per share, or $50,000, in exchange for cancellation of all amounts owed and a mutual general release. The Company recognized a loss on settlement of $7,235 that is reflected in the Statement of Operations during the year ended March 31, 2015 to account for the difference between the fair value of the common shares issued and the amount recorded owed as of the date of settlement.

(5)	As of March 31, 2014, the Company was indebted on a $317,500 subordinated 6% bond and a $200,000 10% note payable. On May 7, 2014, the Company, along with its subsidiaries and Steve Saleen, Chairman and CEO, entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Thomas Del Franco and Jason B. Cruz (the “Del Franco Parties”), pursuant to which the Del Franco Parties agreed to fully and finally settle a claim filed against the Company for outstanding Bond and note payables to Thomas Del Franco, which consisted of a Bond and note payable of $317,500 and $200,000, respectively, and unpaid interest of $187,535 in exchange for (1) the Company’s payment to Mr. Del Franco of $250,000 (the “Settlement Payment”) and (2) issuance of 2,250,000 shares of the Company’s Common Stock (the “Settlement Shares” and together with the Settlement Payment, the “Settlement Amount”). The Settlement Shares had a value of $382,500 based on the closing price of the Company’s Common Stock on May 7, 2014 of $0.17/share. The parties to the Settlement Agreement also agreed to release each other from all claims arising from their prior business dealings. The Del Franco Parties have agreed to a contractual restriction on the sale of the Settlement Shares whereby for a period of 12 months from and after the expiration of any applicable restricted periods imposed by applicable federal and state securities laws and regulations, including Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), the Del Franco Parties will not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, more than 200,000 of the Settlement Shares in any given calendar month. The Company recognized a gain on settlement of $72,265 in the Statement of Operations during the year ended March 31, 2015 to account for the difference between the fair value of the common shares issued and the amount recorded as of the date of settlement.

(6)	As of March 31, 2014, the Company had outstanding $100,000 and $20,000 unsecured 10% notes payable. In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with Jim Marsh American Corporation (“Marsh”) for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its Common Stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the Common Stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of March 31, 2015. In addition, another separate note for $20,000 remains outstanding as of March 31, 2015 and is in default due to non-payment.

(7)	Note payable issued on March 25, 2015 bearing interest at a rate of 6% per annum. The note was secured by a vehicle provided to the borrower by the Company and was due on demand after 60 days following the date the secured vehicle was returned to the Company. In May 2015, the borrower agreed to cancel this note and convert the then principal and interest outstanding into a convertible note under the same terms as the 3% Senior secured convertible notes discussed in Note 5. In June 2015, the Company entered into an intellectual property agreement with the note holder. In connection with this agreement, the note was cancelled. See Note 11 for further discussion.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	March 31, 2015	March 31, 2014
Unsecured note payable to a stockholder, due on April 1, 2014, currently in default.	$102,000	$102,000
Unsecured note payable to a stockholder, interest at 10% per annum payable at various maturity dates, settled in April 2014. (1)	—	32,452
Unsecured payable to a stockholder at 10% per annum, payable on demand	165,000	—
Unsecured $100,000 revolving promissory note to a stockholder, interest at 10% per annum payable in full in November 2014. (2)	—	75,000
Total notes payable, related parties	$267,000	$209,452

(1)	Unsecured note payable to a related party issued on November 3, 2008 for original principal of $60,000 bearing interest at 10% per annum and due in full on February 10, 2009. In April 2014, the Company entered into a Settlement Agreement and Mutual General Release with this note holder whereby it issued 172,060 shares of its Common Stock with a fair value of $38,191 as settlement of the note payable of $32,452 and unpaid interest of $1,960. In addition, the Company also granted the note holder 355,460 shares of common stock with a fair value of along with a five-year warrant to purchase 527,520 shares of its Common Stock at an exercise price of $0.15 per share. The loss on the settlement of this note of $153,754 was provided for and accrued for as of March 31, 2014 as part of Accounts to be settled by issuance of equity securities in the accompanying balance sheet.

(2)	In January 2015, the note holder and the Company agreed to cancel this revolver and role the then principal and interest outstanding of $98,708 into a convertible note under the same terms as the 3% Senior secured convertible notes discussed in Note 5.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes are comprised as follows:

	March 31, 2015	March 31, 2014
3% Senior secured convertible notes payable to a private accredited investor group, convertible at $0.075 per share, subject to adjustment, $2,001,720 due in June 2017 and $499,892 due in January 2019.	$2,501,612	$2,586,732

7% Unsecured convertible notes payable to private accredited investor group, convertible into 82,484,267 shares of Common Stock (including accrued interest) as of March 31, 2015, interest accrued at 7% per annum, notes mature in March 2017	2,200,000	2,250,000

Unsecured convertible notes payable to eight separate private accredited investors, convertible into 35,782,732 shares of Common Stock (including accrued interest) as of March 31, 2015, interest accrued at 8% to 12% per annum, notes mature on various dates from April 2015 to December 2016, in default	618,225	—
	5,319,837	4,836,732
Less: discount on notes payable	(1,836,828)	(3,498,981)
Notes payable, net of discount	3,483,009	1,337,751
Less: notes payable, current	(267,332)	—
Notes payable, long-term	$3,215,677	$1,337,751

3% Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, as amended, the Company issued senior secured convertible notes, as amended, having a total principal amount of $3,000,000, to 12 accredited investors (“2013 Notes). The 3% Notes pay 3.0% interest per annum with a maturity of 4 years from the date of issuance (June 2017 and January 2019) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each 3% Note is convertible at any time into Common Stock at a specified conversion price, which initially was $0.075 per share. Prior to June 2014, the 2013 Note conversion price was subject to specified adjustments for certain changes in the numbers of outstanding shares of the Company’s Common Stock, including conversions or exchanges of such and the agreements included an anti-dilution provisions that allows for the automatic reset of the conversion or exercise price upon any future sale of Common Stock instruments at or below the current exercise price. If the Company’s shares are issued, except in specified exempt issuances, for consideration which is less than the then existing 2013 Note conversion price, then such conversion price would be reduced by full ratchet anti-dilution adjustments that would reduce the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

Pursuant to FASB guidance on “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock, the Company determined that the conversion prices of the 2013 Notes were not a fixed amount because they were subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features were not considered indexed to the Company’s own stock and characterized the fair value of these conversion features as derivative liabilities upon issuance. See Note 6 for further discussion.

In June 2014, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) and removed all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined in the 2013 Note agreement, were to occur the potential liquidated damage was set to a fixed amount. As an inducement for the amendment, the Company issued an aggregate of 389,923 shares of Common Stock with a fair value of $58,488. The Company recorded $58,488 as private placement costs determined based on the market value of the Company’s Common Stock of $0.15 as of the date of issuance.

The Company determined that the amendment of the Saleen Automotive, Inc. 3.0% Secured Convertible Note resulted in a modification for accounting purposes, and as such, the derivative liability recorded when the note was originally issued was deemed extinguished (see Note 6).

On January 23, 2015, the Company entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the 2013 Notes was amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. As a result of this amendment, the Company considered this to be an extinguishment of debt for accounting purposes, and recognized a loss on the extinguishment of $1,257,468, which comprised of $684,975 of expensing the remaining debt discount and $572,493 related to the beneficial conversion feature that resulted from the incremental change in the potential shares of common stock to be issued and the conversion price.

On January 26, 2015 the Company entered into two additional 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering (“2015 Notes” and collectively “3% Notes”) of which $98,708 was converted from note payable previously entered into with one investor in November 2013. The Company determined that the initial conversion price reflected a price discount below the fair market value of the Company’s Common Stock as of the issuance date of the 2015 Notes. As such, the Company determined that there was deemed a beneficial conversion feature of $77,483 at the issuance date of the 2015 Notes and recorded such amount as valuation discount and as additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the 2015 Notes.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanded full payment of principal, interest and fees of $369,302 (see Note 3). A default under the loan agreement triggers a cross default under the 2013 Notes and 2015 Notes enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the indebtedness under the 3% Notes requiring the Company to pay, upon such acceleration, the sum of (1) 120% of the outstanding principal plus (2) 100% of all accrued and unpaid interest plus (3) all other amounts due under the 3% Notes. Upon the occurrence of an event of default under the 3% Notes interest accrues at the rate of 12% per annum.

During the years ended March 31, 2015 and 2014, the Company amortized $517,524 and $411,675, respectively, of the valuation discount, and the remaining unamortized valuation discount of $74,021 and $1,248,984 as of March 31, 2015 and 2014, respectively, has been offset against the face amount of the notes for financial statement purposes.

During the year ended March 31, 2015, certain note holders converted $585,012 of principal and $11,942 of interest into 8,032,186 shares the Common Stock. As of March 31, 2015, the principal balance of the convertible Notes outstanding was $2,501,612.

7% Unsecured convertible notes

In March and April 2014, as amended in June 2014, the Company issued 7% Unsecured Convertible Notes (the “7% Notes”), having a total principal amount of $2,250,000 and $250,000, respectively, to 5 accredited investors of which $2,000,000 was received from 3 investors who participated in the June 26, 2013 offering above. The 7% Notes pay interest at 7% per annum with a maturity of 3 years (March and April, 2017). No cash payments are required, except that unconverted outstanding principal and accrued interest shall be due and payable on the maturity date. Each 7% Note is initially convertible at any time into the Company’s Common Stock at a conversion price, which is adjustable to the lower of $0.07 or the three lowest daily volume weighted average prices of the Company’s Common Stock during the twenty consecutive trading days immediately preceding any conversion date. However, in no event shall the conversion price be lower than $0.03 per share. In addition, the conversion price adjusts for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally.

In June 2014, the Company entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of March 31, 2014 or the applicable issuance date for notes issued thereafter, the conversion price would in no event adjust below $0.03 per share. In addition, if a Fundamental Transaction, as defined, were to occur the potential liquidated damages was set to a fixed amount. As an inducement, the Company issued an aggregate of 357,143 shares of its Common Stock with a fair value of $53,571 based on the market value of the Company’s Common Stock of $0.15 as of the date of issuance and was recorded as part of private placement costs in the accompanying Statement of Operations.

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s Common Stock as of the issuance date of the 7% Notes, the Company determined that there was deemed a beneficial conversion feature associated with these 7% Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the 7% Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the 7% Notes, which totaled $1,050,700 for the year ended March 31, 2015. As of March 31, 2015 and 2014, the remaining unamortized valuation discount of $1,449,300 and $2,250,000, respectively, has been offset against the face amount of the notes for financial statement purposes.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanded full payment of principal, interest and fees of $369,302 (see Note 3). If the bank is successful in their claim of default, such default would trigger a cross default under the 7.0% Notes enabling the holders thereof to, at their election, accelerate the maturity of the outstanding indebtedness under the 7% Notes requiring the Company to pay, upon such acceleration, the greater of (1) 120% of the outstanding principal (plus all accrued and unpaid interest) and (2) the product of (a) the highest closing price for the five trading immediately preceding the holder’s acceleration and (b) a fraction, of which the numerator is the entire outstanding principal, and of which the denominator is the then applicable conversion price. Upon the occurrence of an event of default under the 7% Notes interest accrues at the rate of 24% per annum.

During the year ended March 31, 2015, one note holder converted $300,000 of principal and $15,808 of accrued interest into 10,000,000 shares of the Company’s Common Stock. As of March 31, 2015, the principal balance of the convertible Notes outstanding was $2,200,000.

Unsecured convertible notes

From September 2014 to December 2014, the Company issued Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $638,225 to eight separate accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from April 2015 to December 2016. The Company is currently in default of payment for a Note that matured in April 2015 in the principal amount outstanding of $10,600. The Company may not prepay the Notes without the Note holder’s consent. Further, the Notes contain provisions that under certain events of default, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share discounts ranging from 42% to 38% of the Company’s Common Stock trading market price during a certain time period, as defined in the agreement. Further, the conversion prices are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.001 to $0.00005 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. The note agreements also require the Company to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of the Company’s Common Stock as of the date of request. The note holder can convert up to the number of the then shares reserved for conversion of their related note. As of March 31, 2015, the Company was in compliance with the Common Stock reserve provisions; however, as of the date of this filing, the Company is in default of such reserve requirements due to insufficient availability of authorized shares to fulfill the note holders’ reserve requests.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.001 to $0.00001 were de minimis and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $1,306,455. As such, the Company recorded a $1,306,455 derivative liability, of which $638,225 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $668,230 recorded as private placement costs in the Consolidated Statement of Operations for the year ended March 31, 2015. As of March 31, 2015, the Company amortized $374,661 of the valuation discount, and the remaining unamortized valuation discount of $313,507 as of March 31, 2015 has been offset against the face amount of the Notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations (see Note 6).

During the year ended March 31, 2015, one Note holder converted $20,000 of principal and $161 of accrued interest into 1,785,714 shares of the Company’s Common Stock. As of March 31, 2015, the principal balance of the convertible Notes outstanding was $618,225.

The aggregate future obligations under the Convertible Notes Payable herein and notes payable described in Notes 3 and 4 are as follows:

Year Ending March 31,	Amount
2016	$1,556,974
2017	4,201,720
2018	-
2019	499,893
2020
$6,258,587

NOTE 6 – DERIVATIVE LIABILITY

Pursuant to FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The conversion feature of the Company’s senior secured convertible notes and unsecured convertible notes (described in Note 5 above), did not have fixed settlement provisions because their conversion prices could be lowered if the Company issues securities at lower prices in the future or the ultimate determination of shares to be issued could exceed current available authorized shares. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of the notes had been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued at the following dates using a probability weighted-average Black-Scholes-Merton model with the following assumptions:

	March 31, 2015	September to December, 2014 (Dates of Inception)	June 17, 2014 (Note Amendment and Restatement Date)	March 31, 2014
Conversion feature:
Risk-free interest rate	0.04 – 1.33%	0.02%	0.02%	0.05%
Expected volatility	179%	124 – 139%	106%	100%
Expected life (in years)	.2 – 1.6 years	.75 to 2.0 years	3 years	.25 years
Expected dividend yield	—	—	—	—

Fair Value:
Conversion feature	$1,268,588	$1,306,455	$3,908,950	$5,032,786

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own stock’s volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the remaining terms of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its holders of Common Stock in the past and does not expect to pay dividends to holders of its Common Stock in the future.

In June 2014, pursuant to the First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note as discussed in Note 5, the Company determined the conversion features of the note was no longer required to be accounted for as a derivative liability due to the elimination of the price-based anti-dilution provisions contained in the note. As a result, the Company recognized the fair value of the derivative liability at the date of extinguishment of $3,908,950 an addition to contributed paid in capital.

From September 2014 to December 2014, in conjunction with the issuance of the Company’s Unsecured Convertible Note as discussed in Note 5, the Company recognized derivative liability of $1,306,455.

During the year ended March 31, 2015, the Company recognized a gain of $1,111,389 to account for the change in fair value of the derivative liability and gain of $50,314 due to extinguishment of the derivative liability upon conversion of a note to equity. At March 31, 2015, the fair value of the derivative liability amounted to $1,268,588.

NOTE 7 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of March 31, 2015 and 2014 are as follows:

Related Party:	March 31, 2015	March 31, 2014
Steve Saleen (a)	$223,455	$100,000
Michaels Law Group (b)	—	23,954
Top Hat Capital (c)	62,500	25,000
Crystal Research (d)	6,343	—
Molly Saleen, Inc. (e)	34,214	23,580
	$326,512	$172,534

(a)	During the year ended March 31, 2015, the Company incurred $125,654 in officers’ salary expense that is due and payable to its Director, Chairman and CEO, Mr. Steve Saleen. As of March 31, 2015 and 2014 the Company owed $223,455 and $100,000, respectively, to Mr. Saleen for his unpaid officers’ salary. In March 2014, Mr. Saleen agreed to forgive $353,787 of amounts owed for loans given by Mr. Saleen to the Company and unpaid salary, which the Company recognized as a gain and offset to settlement expenses in the Statement of Operations. In June 2015, the Company issued 220,000 shares of Super Voting Preferred Stock for payment of $220,000 owed to Mr. Saleen (see Note 11).

(b)

During the year ended March 31, 2015 and 2014, the Company incurred $69,418 and $365,251, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by a former Director and General Counsel, Mr. Jonathan Michaels. In January 2015, the Company entered into a Fee Reduction Agreement with Michaels Law Group whereby Michaels Law Group reduced the amount owed to $75,000 and the Company issued 2,500,000 shares of Common Stock to Michaels Law Group as full payment. The value of the Common Stock issued of $75,000 was based on a fair value of $0.03 per share. During the year ended March 31, 2015 the Company paid $550 to Michaels Law Group.

In March 2014, the Company entered into a Retainer Agreement whereby the Company issued 1,447,500 shares of Common Stock and five year warrants to purchase 1,447,500 shares of Common Stock at an exercise price of $0.15 per share along with cash of $36,459 in exchange for amounts owed through February 2014. The value of the Common Stock issued was $405,300 based on a stock price of $0.28 on date of settlement. The Company valued the warrants at $332,491 using the Black-Scholes option pricing model using the following assumptions: (i) fair market value of stock of $0.28; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $521,558 included in settlement expenses in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $36,459 cash paid and the amount owed of $252,692. During the year ended March 31, 2014, the Company paid $110,000 to Michaels Law Group. As of March 31, 2014, $23,954 was payable to Michaels Law Group services for rendered.

(c)	During the year ended March 31, 2015 and 2014, the Company incurred $50,000 and $35,000, respectively, of which the Company paid $12,500 and $10,000, respectively, during the years ended March 31, 2015 and 2014, in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of March 31, 2015 and 2014, $62,500 and $25,000, respectively, was payable to TopHat Capital for these services.

(d)	During the year ended March 31 2015, the Company incurred and paid $31,343 and $25,000, respectively, for research report services to Crystal Research Associates, whose co-founder and Chief Executive Officer, Jeffrey Kraws, is a Director of the Company. As of March 31, 2015, $6,343 was payable to Crystal Research Associates for these services.

(e)	During the year ended March 31, 2015 and 2014, the Company purchased $12,650 and $43,325, respectively, of which the Company paid $2,016 and $12,650, respectively, during the years ended March 31, 2015 and 2014, in purchases of apparel and accessories from Molly Saleen, Inc. dba Mollypop. Molly Saleen, the Chief Executive Officer of Mollypop, is the daughter of Steve Saleen, the Company’s Chief Executive Officer and President. As of March 31, 2015 and 2014, $34,214 and $23,580, respectively, was outstanding. On June 22, 2015, the Company issued 19,077.777 shares of Super Voting Preferred Stock for payment of $34,214 outstanding (see Note 11).

Other Transactions

During the year ended March 31, 2014, the Company incurred and paid $259,534 and $252,663, respectively, in accounting advisory and CFO services with Miranda & Associates, a firm owned by its former Chief Financial Officer, Mr. Robert Miranda. In March 2014, the Company entered into a Separation Agreement and General Release whereby in settlement of all remaining amounts due him, the Company issued 1,061,408 shares of Common Stock and five year warrants to purchase 1,061,408 shares of Common Stock at an exercise price of $0.15 per share along with cash of $10,000 in exchange for amounts owed as of March 31, 2014. The value of the Common Stock issued was $212,282 based on a stock price of $0.20 on date of settlement. The Company valued the warrants at $169,825 using the Black-Scholes option pricing model using the following assumptions: (i) fair market value of stock of $0.20; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The Company recognized a loss of $218,014 in the Statement of Operations for the year ended March 31, 2014 based on the difference between the value of the common shares and stock warrants issued plus $10,000 cash paid and the amount owed of $174,093.

During the year ended March 31, 2014, the Company issued 5,277 shares of its Super Voting Preferred stock or the equivalent of 659,625 shares of its Common Stock, to Robert J. Miranda and Jonathan Michaels (329,811 common shares each). These shares were valued at $250,000, which was recorded as director’s fee expense. These shares were issued in consideration of Messrs. Miranda’s and Michaels’ service on the Company’s board of directors.

NOTE 8 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $19,000,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. The utilization of the losses is also limited by the fact that the combined companies prior to the reverse merger file on a separate basis and losses on one cannot offset profits on the other. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes based on the Company’s past operations that there is no evidence or assurance that the carry forwards will be utilized. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

	March 31, 2015	March 31, 2014
Deferred income tax asset:
Net operating loss carry forward	$5,800,000	$4,773,000
Valuation allowance	(5,800,000)	(4,773,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2015	March 31, 2014
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
State tax net of federal tax benefit	(5.80)%	(5.80)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2015 and March 31, 2014, respectively.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2015 and March 31, 2014.

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

During the year ended March 31, 2014, the Company issued the equivalent of 12,178 shares of its Super Voting Preferred Stock or 1,522,250 shares of its Common Stock in exchange for the settlement of claims, conditions of employment, director’s fees, and payment of information technology services. These shares were valued at $576,981 based on management’s estimate of value of the shares issued and was recorded as general and administration expense.

Issuance of Common Stock

Shares Issued During Year Ended March 31, 2014

During the year ended March 31, 2014, we issued 5,277 shares of Super Voting Preferred Stock to Jonathan Michaels, a former board member and general counsel for the company, and Robert Miranda, a form board member and chief financial officer of the Company. The shares issued were valued at $250,000, which was based on the trading price at the date of agreement.

During the year ended March 31, 2014, we issued 5,899 shares of Super Voting Preferred Stock, of which 923 were issued to related parties, valued at $473,581 in exchange for services. The shares issued were valued based on the trading price at the date of agreement.

During the year ended March 31, 2014, we issued 481 and 521 shares of Super Voting Preferred Stock for shares issued as principal of $22,803 and interest of $24,697, respectively, related to notes payable. The shares issued were valued based on the trading price at the date of agreement.

During the year ended March 31, 2014, we issued 325,128 shares of Common Stock as payment of accounts payable. The shares issued were valued at $103,191, which was based on the trading price at the date of agreement.

During the year ended March 31, 2014, we issued 2,508,908 shares of Common Stock and warrants for payment of accounts payable owed to related parties. The shares and warrants issued were valued at $1,120,382, which was based on the trading price at the date of agreement for the shares, and using the fair market value for the warrants based on the Black-Scholes option pricing model (see Note 7).

During the year ended March 31, 2014, the Company entered into Subscription Agreements with individual accredited investors (the “Subscribers”) pursuant to which the Subscribers purchased an aggregate of 8,793,337 restricted shares of the Company’s Common Stock at a per share price of $0.15 for aggregate proceeds of $1,312,500, and also received five year, fully vested Common Stock Purchase Warrants to purchase 8,793,337 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The warrants were valued based on the Black-Scholes option pricing model noted below.

In conjunction with the Company’s increase in its common shares authorized in January 2014 to 500,000,000 shares, all then remaining shares of Super Voting Preferred Stock of 896,000 shares were converted into 112,000,000 shares of Common Stock of the Company and the Super Voting Preferred Stock ceased to be a designated series of the Company’s preferred stock.

During the year ended March 31, 2014, the Company issued an aggregate of 5,553,128 shares of common stock upon conversion of the Company’s convertible notes payable and accrued interest amounting to $416,486 (see Note 5).

Shares Issued During Year Ended March 31, 2015

During the year ended March 31, 2015, the Company issued 1,000,000 shares of Common Stock valued at $170,000 in in exchange for services. The shares issued were valued based on the trading price at the date of the agreement.

During the year ended March 31, 2015, the Company issued 1,285,460 shares of Common Stock and warrants to purchase 527,520 shares of common stock with an aggregate fair value of $470,534 to settle previously recorded “Accounts to be settled through issuance of equity securities”. As a result, the Company reclassified the $470,534 from a liability as of March 31, 2014 to equity during the year ended March 31, 2015.

During the year ended March 31, 2015, the Company entered into Subscription Agreements with individual accredited investors pursuant to which the Subscribers purchased an aggregate of 1,183,334 restricted shares of the Company’s Common Stock at a per share price of $0.15 for aggregate proceeds of $177,500, and also received five year, fully vested Common Stock Purchase Warrants to purchase 1,183,334 shares of the Company’s Common Stock at an exercise price of $0.15 per share. The warrants were valued based on the Black-Scholes option pricing model noted below.

During the year ended March 31, 2015, the Company issued 50,000 shares of common stock upon exercise of warrants which resulted in net proceeds of $7,500.

During the year ended March 31, 2015, the Company issued an aggregate of 747,066 shares of common stock with a fair value of $112,059 to induce amendments of the Company’s convertible notes (see Note 5). The shares issued were valued based on the trading price at the date of the agreement.

During the year ended March 31, 2015, the Company issued an aggregate of 19,817,900 shares of common stock upon conversion of the Company’s convertible notes payable and accrued interest amounting to $932,923 (see Note 5).

During the year ended March 31, 2015, the Company issued an aggregate of 5,494,787 shares of common stock with a fair value of $582,691 as settlement of notes payable and a note payable to a related party (see Note 3 and Note 4). The shares issued were valued based on the trading price at the date of the settlement.

During the year ended March 31, 2015, the Company entered into Settlement Agreement and Mutual Release agreements with three separate vendors whereby the Company issued and aggregate of 7,567,980 shares of Common Stock with a fair value of $223,678 in exchange for extinguishment of amount owed of $168,154. The value of the Common Stock was based on the market price of the Company’s Common Stock as of the date of agreements. As a result, the Company recorded a loss on settlement of $55,524 to account the fair value of the shares issued.

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

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2014	—	$—	$—	—
Options granted during the period	14,104,000	0.10	—	—
Options cancelled during the period	645,000	0.10	—	—
Options exercised during the period	—	—	—	—
Balance at March 31, 2015	13,459,000	0.10	$0	9.67
Exercisable at March 31, 2015	7,271,333	0.10	$0	9.47
Expected to vest after March 31, 2015	5,826,793	0.10	$0	9.47

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s Common Stock of $0.01 on March 31, 2015 and the exercise price of each option.

During the year ended March 31, 2015, the Company granted options to purchase a total of 14,104,000 shares of common stock to employees and non-employees. The stock options are exercisable at $0.03/share up to $0.10/share, vest over a period of three years, expire in ten years and with a fair value of $1,028,417. As a result, the Company recorded stock compensation expense of $650,351 of which $66,067, $268,610, and $315,674 was included in research and development, sales and marketing, and general and administrative expenses, respectively based upon the vesting of these stock options.

Unearned compensation of approximately $345,000 at March 31, 2015, related to non-vested stock options, will be recognized into expense over a weighted average period of 1.02 years.

Warrants

The following summarizes warrant activity for the Company during the year ended March 31, 2015:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2013	—	—	—
Issued during the period	11,252,245	0.15	4.8
Outstanding March 31, 2014	11,252,245	$0.15	4.8
Issued during the period	2,110,854	0.15	4.1
Exercised during the period	(50,000)	0.15	—
Outstanding March 31, 2015	13,313,099	$0.15	3.9

During the year ended March 31, 2015, the Company granted warrants to purchase total of 1,183,334 shares of common stock pursuant to the sale of the Company’s common stock for cash.

During the year ended March 31, 2015, the Company granted warrants to purchase 527,520 shares of common stock pursuant to settlement agreement with a fair value of $82,662 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) fair market value of stock of $0.21; (ii) dividend yield of 0%; (iii) expected volatility of 100%; (iv) risk free rate of 1.75% and (v) expected term of 5 years. The fair value of the warrants was included as part of amounts payable settled through the issuance of equity securities in the accompanying Statement of Stockholders’ Deficit.

During the year ended March 31, 2015 warrants to purchase 50,000 shares of the Company’s Common Stock were exercised for total proceeds of $7,500.

As of March 31, 2015, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

NOTE 10 – COMMITMENTS AND CONTINGINCIES

Facilities Leases

The Company rents two buildings totaling approximately 76,000 square feet on triple net leases through January, 2018. Rent expense during the year ended March 31, 2015 and 2014 was $524,339 and $508,802, respectively.

The current lease provides for an annual escalation of 3% in the rent each February and provides for one option to extend beyond January 2018 for periods from 36 to 60 months. Past rent will be made up with the payment of an additional $5,300 for 20 months starting in June, 2014, which expired in February 2015.

The future minimum rental payments required under the non-cancelable operating leases described above as of March 31, 2015 are as follows:

Years ending March 31:	Lease Commitment
2016	$583,671
2017	599,689
2018	512,172
$1,695,532

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

The Company is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claimed breach of contract related to an engine installed by a third party vendor. The suit claimed $200,000 in damages plus interest, legal fees and costs of litigation. SSC filed a cross complaint against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, the Company settled this claim by agreeing to pay of $112,500 over a period of 18 months of which we paid $45,500 through August 2014. Subsequent to this date the Company defaulted on payments. On October 30, 2014, a judgment was entered against SSC in the amount of $68,950, which the Company accrued for in accounts payable.

In December 2014, the Saleen Automotive, Inc. (formerly Saleen Electric Automotive, Inc.), our wholly-owned subsidiary, received a Complaint from Green Global Automotive B.V. (“GAA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in December 2011 between GAA and Saleen Automotive. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. The Company is currently evaluating the merits of this case, if any, and is working to ascertain the impact on its financial statements.

In December 2014, the Company received a Complaint from Ford of Escondido for 1) claim and delivery of personal property, 2) money due on a contract, and 3) common count. Home Heller Ford, which was merged into Ford of Escondido, is a party to a supply agreement with us entered into in May 2013. Specifically, Ford of Escondido seeks payment of seven (7) Ford Mustangs for a total of $222,871 plus interest and attorneys’ fees, less any amounts to be credited pursuant to proceeds of sale. As of March 31, 2015, the Company has included in accounts payable the amount owed for four (4) vehicles which the Company believes are owed to Ford of Escondido. As such, the Company believes that Ford of Escondido’s claims with respect to the remaining three (3) vehicles are without merit and have responded to the Complaint including claims that Ford of Escondido breached the supply agreement with the Company. There has been no response received from Ford of Escondido to the Company’s position and the outcome is uncertain; however, the Company believes this matter will not have a material impact, if any, on its financial statements.

In February 2014, SSC received a Complaint from a Citizens Business Bank (the “Bank”) alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of December 31, 2013, and the occurrence of a change in control as a result of the Merger. In April 2014, the Bank agreed to dismiss the suit in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and the agreement to pay the remaining recorded balance due of $443,000 to the Bank in August 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the Bank agreed to extend this arrangement through various dates with the last date being March 2015. The Company did not pay the then outstanding principal and interest in March 2015 and the Bank did not agree to an additional extension. In May 2015, the Company was notified of a lawsuit filed by the Bank in the Superior Court of the State of California, County of Riverside, alleging breach of the Loan Agreement with the Bank (“Loan Agreement”), breach of a commercial guaranty by Steve Saleen and indebtedness for principal and interest of at least $369,302, and seeking appointment, which has not been granted by the court as of the date of this filing, of a limited purpose receiver and a temporary restraining order enjoining the Company from transferring the collateral securing the loan, which related to SSC. The main complaint by the Bank stems from the Company’s reverse merger that occurred in June 2013 whereby the Bank deemed this event to constitute a change in control, as defined in the loan agreement. The Company disagrees with the Bank’s interpretation and believes the claims by the bank are without merit. Although the Company currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on the Company’s financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future. See Note 3

Insurance

Due to the Company’s cash constraints, the Company currently does not maintain insurance ordinarily customary for businesses it’s size and type such as workers’ compensation, garage and general liability insurance. As such, the Company may incur losses against it such as employee worker accidents, losses due to natural disasters or other business risks for which the Company is not insured. Such damages could have a material adverse effect on its business and results of operations. There can be no assurance that the Company will be able to obtain, afford or qualify for insurance to address such potential risks or if such insurance will adequately cover any potential matters encountered.

NOTE 11 – SUBSEQUENT EVENTS

10% Senior Secured Convertible Notes

On May 13, 2015, the Company entered into a 10.0% First Lien Convertible Note (“10% Note”) and Securities Purchase Agreement (“SPA”) by and among the Company and GreenTech Automotive, Inc. (“GTA”), whereby GreenTech agreed to provide for the issuance of up to $500,000 under the 10% Note for a period up to August 17, 2015 under the same terms as the June 2013 Notes (see note 5). In conjunction with this 10% Note, $100,000 was converted from a note entered into in March 2015 with GreenTech (see Note 3). These Notes have subsequently been converted to a license agreement as described below.

Intellectual Property License Agreement

In June 2015, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Saleen Motors International, LLC, a Delaware limited liability company (“SMI”) and a wholly owned subsidiary of GTA and non-affiliated subsidiary of the Company. Pursuant to the License Agreement, the Company granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license during the term of the License Agreement to use all of the Company’s intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia (as applicable, the “Territory”), to make, promote, sell and otherwise exploit the Company’s intellectual property in the Territory. The License Agreement has an initial term of 10 years, with automatic renewal for periods of five years at SMI’s election provided that the number of Saleen branded vehicles sold by SMI in the prior 12-month period is not less than the average number of Saleen-branded vehicles sold by the Company and subsidiaries in the most recently available three-year period. The License Agreement may be terminated by mutual written agreement, upon a material breach, which remains uncured (with SMI having the right to cure no more than 3 breaches of its obligation to pay royalties) for 15 days after written notice of such breach, or in the event of SMI’s bankruptcy.

In consideration of the license SMI shall pay royalties, within 15 days after the product shipment date and in all events at least quarterly, based on a fee per Saleen-branded vehicle sold by SMI depending on its sales volume as set forth in the License Agreement, and shall pay royalties based on a percentage of SMI’s gross revenues for parts and merchandise (in each case net of discounts, returns, taxes and similar amounts) received on Saleen-branded non-vehicle products.

The parties to the License Agreement, along with GTA, agreed that the $500,000 10% Notes made by GTA pursuant to the SPA and the 10.0% First Lien Convertible Note entered into in May 2015, was deemed satisfied upon the execution of the License Agreement.

Except for the transactions under the agreements described above and the Company’s Joint Branding, Marketing, and Distribution Agreement with WM Industries Corp. (an affiliate of SMI and GTA) dated March 2014, none of the Company or its subsidiaries had any material relationship with SMI, GTA and its affiliates.

Authorized Shares

In June 2015, the board of directors approved an increase in our authorized shares from 500,000,000 to 2,500,000,000. The increase in authorized shares is pending our filing and approval of an Information Statement.

Super Voting Preferred

On June 12, 2015, the Company filed a Certificate of Designation designating the rights and restrictions of 1,000,000 shares of Super Voting Preferred Stock, par value $0.001 per share, pursuant to resolutions approved by the Company’s Board of Directors on June 11, 2015.

The holders of Super Voting Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class, upon all matters submitted to holders of Common Stock for a vote. Each share of Super Voting Preferred Stock is entitled to a number of votes equal to the number of shares of our Common Stock into which it is convertible at the applicable record date. Each share of our Super Voting Preferred Stock will immediately and automatically convert into 1,000 shares (subject to adjustment for splits, dividends and similar transaction) of Common Stock at such time that the Company files, at such time as determined by the Company’s board of directors, an amendment to its articles of incorporation effecting a reverse stock split of Common Stock or effecting an increase in the authorized shares of Common Stock, in each case so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion of all then outstanding shares of Super Voting Preferred Stock into Common Stock.

In the event of any liquidation, dissolution or winding up of the Company, the assets available for distribution to the stockholders will be distributed among the holders of the Super Voting Preferred Stock and the holders of Common Stock, pro rata, on an as-converted-to-common-stock basis. The holders of Super Voting Preferred Stock are entitled to dividends in the event that the Company pays cash or other dividends in property to holders of outstanding shares of Common Stock, which dividends would be made pro rata, on an as-converted-to-common-stock basis.

On June 16, 2015, in order to make available additional shares of Common Stock to facilitate the conversion of outstanding debt, the Company issued to Steve Saleen, the Company’s Chief Executive Officer and President, 82,133.875 shares of Super Voting Preferred Stock in exchange for 82,133,875 shares of Common Stock held by Mr. Saleen.

On June 16, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors.

On June 22, 2015, the Company issued to Molly Saleen, Inc., dba Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for $34,214 of merchandise purchased by Mollypop on the Company’s behalf. Molly Saleen, the Chief Executive Officer of Mollypop, is the daughter of Steve Saleen. On June 22, 2015, the Company also issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel.

The per share price of Super Voting Preferred Stock issued to Mollypop and MLG was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors.

Common Stock Issued in Conjunction with Unsecured Convertible Notes

From April 1, 2015 to the date of this Form 10-K filing, unsecured convertible note holders (see note 5) converted $372,514 of principal and unpaid interest into 367,751,194 shares of Common Stock. As discussed in Note 5, the note agreements require the Company to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of the Company’s Common Stock as of the date of request. The note holder can convert up to the number of the then shares reserved for conversion of their related note. As of the date of this filing of Form 10-K, the Company is in default of the Common Stock reserve requirements due to insufficient availability of authorized shares to fulfill the note holders’ reserve requests.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth in the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015 primarily due to the limited size of our staff and budget.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Our disclosure controls or internal controls over financial reporting were designed to provide only reasonable assurance that such disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Name	Age	Title
Steve Saleen (1)	66	Chief Executive Officer, President and Director
David Fiene	44	Chief Financial Officer and Secretary
Jeffrey Kraws (2)	50	Director
Joe Amato (3)	70	Director

(1)	Appointed effective June 26, 2013
(2)	Appointed effective December 11, 2013
(3)	Appointed effective May 9, 2014

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

Our directors will be determined pursuant to a Voting Agreement we entered into on June 26, 2013 by Saleen and the Purchasers in the Capital Raise. Together, such parties hold a majority of our outstanding shares of Common Stock and, under the Voting Agreement, are obligated to vote for the directors determined as described below. The authorized number of our directors is five. Those directors will consist of three directors—Messrs. Saleen, Kraws and one currently open—whose replacements will be determined under the terms of the Voting Agreement by Saleen, one director—currently open—whose replacement will be determined under the terms of the Voting Agreement by the holders of a majority of the outstanding shares held by purchasers of our June 2013 Notes, and one director—Mr. Amato—whose replacement will be determined under the terms of the Voting Agreement jointly by the holders of a majority of the outstanding shares held by Saleen and by the holders of a majority of the outstanding shares held by purchasers of our June 2013 Notes. The obligations of the parties signatory to the Voting Agreement to vote to set the number of directors constituting our board of directors at 5 and to vote to elect the directors as designated thereunder terminates on the 4th anniversary of the date of the Voting Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Messrs. Amato and Kraws, who each did not timely file a Form 3.

Director Independence

Our board of directors currently consists of three members – Messrs. Saleen, Kraws and Amato – with two vacancies. We are not a “listed issuer” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Currently, Messrs. Kraws and Amato are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. In addition, Messrs. Kraws and Amato serve on our audit and compensation committees.

Our board of directors is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our board of directors also approves our financial statements. Our board has established audit and compensation committees, whose duties are as follows:

●	The Audit Committee has oversight responsibilities regarding risk related to our financial statements and auditing, accounting and related reporting processes, and systems of internal controls regarding finance, accounting, financial reporting, and business practices. In addition, the Audit Committee has oversight over any material financial risks as designated by management or the independent auditors. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee as a result of the resignation from our board of directors of the former chairman of our audit committee. We will seek to nominate an audit committee financial expert when we select candidates to fill the vacancies on our board of directors.

●	The Compensation Committee has oversight regarding the effect of compensation policies and structure on our risk profile. In addition, the Compensation Committee oversees and advises our board of directors on risks related to executive officer and director compensation as well as incentive, equity-based, and other compensatory plans.

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

In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person is not liable due to conduct that constituted a breach of his or her fiduciary duties and such breach involved intentional misconduct, fraud or a knowing violation of law, and that person’s actions were in good faith, were believed to be in our best interest, and were not unlawful. Indemnification may not be made for any claim as to which the person seeking indemnity has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to our company unless the court in which the action or suit was brought or another court of competent jurisdiction determines that in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court deems proper. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of our board of directors, by legal counsel, or by a vote of our stockholders, that the person to be indemnified met the applicable standard of conduct. Under our articles of incorporation, as amended, and bylaws we will advance expenses incurred by officers, directors, employees or agents who are parties to or are threatened to made parties to any threatened, pending or completed action by reason of the fact that such person was serving in such capacity, prior to the disposition of such action and promptly following request therefor, upon receipt of an undertaking by or on behalf of such person to repay such advances if it should be determined ultimately that such person is not entitled to indemnification.

The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. Indemnification may also be granted pursuant to the terms of agreements that may be entered in the future or pursuant to a vote of stockholders or directors. The Nevada Revised Statutes also grant us the power to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and we have obtained such a policy.

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

Code of Ethics

We have not adopted a formal written corporate code of ethics that applies throughout our Company and may consider adopting a Code of Ethics in the near future.

Meetings of the Board of Directors and Committees

Our board of directors held three general meetings during our fiscal year ended March 31, 2015. Each director attended all the meetings of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid to our Chief Executive Officer and to each of our other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary($)	Option Awards($)(2)		All Other Compensation($)	Total($)
Steve Saleen(1)	2015	269,023	-		-	269,023
CEO, President & Chairman	2014	335,628	-		-	335,628

David Fiene	2015	171,154	142,350	(3)	-	313,504
Chief Financial Officer	2014	117,289	35,500		26,000	180,789

(1)	Of this amount, $123,455 was unpaid as of March 31, 2014. Mr. Saleen did not have any equity awards issued or outstanding during the fiscal years ended March 31, 2015 and 2014.

(2)	The amount shown in the table above does not reflect dollar amounts actually received. Instead, this amount reflects the grant date fair value for the award granted, which was determined pursuant to Accounting Standards Codification Topic 718 and does not reflect the value actually realized or that could be realized from the award. See Note 9 to the Company’s consolidated financial statements in this Form 10-K for a description of the assumptions we used to determine the fair value of stock option awards.

(3)	In August 2014, Mr. Fiene was granted a stock option exercisable for 1,500,000 shares of Common Stock at an exercise price of $0.10 per share of which one-third, or 500,000 shares, vested immediately and the remainder to vest one-third over the following two years with the award and expiring in August 2024. None of these shares were exercised during the year ended March 31, 2015.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended March 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Fiene	-	(1)	1,500,000	0.10	8/11/24

(1)	Mr. Fiene was granted options to purchase 1,500,000 shares on August 12, 2014, 1/3rd of which vested on the first anniversary of the effective date of grant and on each anniversary thereof until fully vested.

None of the executive officers listed above exercised options during the fiscal year ended March 31, 2015.

Compensation of Directors

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of our fiscal year ended March 31, 2015.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(2)	Total($)
Jeffrey Kraws (1)	15,000	47,450	62,450
Joe Amato (1)	15,000	47,450	62,450
Jonathan Michaels (3)	550	75,000	75,550

(1)	In August 2014, we granted options to purchase 500,000 shares each of our Common Stock at an exercise price of $0.10 to our directors Jeffrey Kraws and Joe Amato of which 166,667 shares, each, are fully vested with the reminder to vest one-third equally over the following two years with the award expiring in August 2024.

(2)	Except for the award issued to Mr. Michaels (see (3) below), amount represents the grant date fair value of the award calculated in accordance with ASC Topic 718. See Note 9 to our consolidated financial statements in this Form 10-K for details as to the assumptions used to determine the fair value of the awards.

(3)	Mr. Michaels served as our board member from October 31, 2013 to February 28, 2015. During the fiscal year ended March 31, 2015, we incurred $69,418 in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by Mr. Michaels. In January 2015, the Company entered into a Fee Reduction Agreement with Michaels Law Group whereby Michaels Law Group reduced the amount owed to $75,000 and the Company agreed to issue 2,500,000 shares of Common Stock as full payment. The value of the Common Stock issued of $75,000 was based on a fair value of $0.03 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our Common Stock beneficially owned as of July 13, 2015 for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each executive officer and director and (iii) all executive officers and directors as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a Note that are held by one or more person(s) are deemed to be outstanding for the purpose of computing the percentage(s) of outstanding shares beneficially owned by such person(s) but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 460,556,796 shares of our Common Stock outstanding as of July 13, 2015. Unless otherwise indicated, the address of each of the executive officers and directors and greater than 5% stockholders named below is c/o Saleen Automotive, Inc., 2735 Wardlow Road, Corona, CA 92882.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Steve Saleen	302,133,875	39.6%
Jeffrey Kraws (1)	166,667	*
Joe Amato (2)	166,667	*
David Fiene	98,939	*
All directors and executive officers as a group(3)	302,566,148	39.7%

*	Less than 1% ownership

(1)	Consists of shares of Common Stock that may be acquired in the event of the conversion of 302,133.875 shares of Super Voting Common Stock within 60 days of July 13, 2015. Assuming the conversion of the remaining outstanding shares of Super Voting Common Stock, which are convertible into 384,211,645 shares of Common Stock, Mr. Saleen owns 35.8% of our outstanding voting securities

(2)	Consists of shares of Common Stock issuable upon the exercise of stock options which are currently exercisable or will become exercisable within 60 days of July 13, 2015.

(3)	Includes of 302,133,875 shares of Common Stock that may be acquired in the event of the conversion of 302,133.875 shares of Super Voting Common Stock within 60 days of July 13, 2015, and 333,334 shares of Common Stock issuable upon the exercise of stock options which are currently exercisable or will become exercisable with 60 days of July 13, 2015.

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

During the year ended March 31, 2015 and 2014, we incurred $131,787 and $340,000, respectively, in officers’ salary expense due our Director, Chairman and CEO, Mr. Steve Saleen of which $300,000 was unpaid as of March 31, 2013. In addition, during the year ended March 31, 2014, Mr. Saleen loaned the Company $20,500 payable on demand. In March 2014, Mr. Saleen agreed to forgive $352,287 of salary owed, which the Company recognized as a gain in the Statement of Operations. As of March 31, 2015 and 2014, the balances of $223,455 and $100,000, respectively, were payable to Mr. Saleen for his unpaid officers’ salary, and is included in Accounts Payable – related parties.

During the year ended March 31, 2015 and 2014, we incurred $69,418 and $365,251, respectively, in General Counsel Services and legal fees expense with Michaels Law Group, a firm owned by our former Director and General Counsel, Mr. Jonathan Michaels. During the years ended March 31, 2015 and 2014, we paid $550 and $110,000, respectively, to Michaels Law Group. In March 2014, we entered into a Retainer Agreement with Michaels Law Group whereby we issued 1,447,500 shares of our Common Stock and five year warrants to purchase 1,447,500 shares of our Common Stock at an exercise price of $0.15 per share along with cash of $36,459 in exchange for amounts owed through February 2014. The value of the Common Stock issued was $405,300 based on a stock price of $0.28 on date of settlement and the value of the warrants was determined to be $332,491. As of March 31, 2014, $23,954 was payable to Michaels Law Group for March 2014 services. In January 2015, we entered into a Fee Reduction Agreement with Michaels Law Group whereby Michaels Law Group reduced the amount we owed to $75,000 and we agreed to issue 2,500,000 shares of Common Stock to Michaels Law Group as full payment. The value of the Common Stock issued of $75,000 was based on a fair value of $0.03 per share.

On January 23, 2015, we entered into a First Amendment to Securities Purchase Agreement dated June 26, 2013 by and among us and W-Net and Europa, our two largest stock and note holders (“June 2013 Notes”), whereby the note holders agreed to amend the Securities Purchase Agreement entered into on June 26, 2013 to provide for the issuance of up to $600,000 in additional Notes for a period up to June 26, 2015 under the same terms as the June 2013 Notes. In addition, we entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the June 2013 Notes was amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. In conjunction with these amendments, on January 26, 2015 we issued two 3% Senior Secured Convertible Notes in the principal amount of $499,892 with W-Net and Europa of which $98,708 was converted from a revolver entered into with W-Net in November 2013.

During the year ended March 31, 2015 and 2014, we incurred $50,000 and $35,000, respectively, of which we paid $12,500 and $10,000, respectively, in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of March 31, 2015 and 2014, $62,500 and $25,000, respectively, was payable to TopHat Capital for these services.

During the year ended March 31 2015, we incurred and paid $31,343 and $25,000, respectively, for research report services to Crystal Research Associates, whose co-founder and Chief Executive Officer, Jeffrey Kraws, is a Director of the Company. As of March 31, 2015, $6,343 was payable to Crystal Research Associates for these services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES\

The following table presents the fees for professional audit services rendered by Weinberg & Company, P.A. for the audit of our annual financial statements for the year ended March 31, 2015 and 2014. All services reflected in the following fee table for 2015 and 2014 were pre-approved, respectively, in accordance with the policy of the Audit Committee of our board of directors.

	Fiscal Year Ended March 31,
Nature of Services	2015	2014
Audit Fees (1)	$120,880	$100,670
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$120,880	$100,670

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: July 14, 2015	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Saleen his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Steve Saleen	Chief Executive Officer and Director	July 14, 2015
Steve Saleen

/S/ David J. Fiene	Chief Financial Officer & Secretary	July 14, 2015
David J. Fiene

/S/ Jeffrey Kraws	Director	July 14, 2015
Jeffrey Kraws

/S/ Joe Amato	Director	July 14, 2015
Joe Amato

Saleen Automotive, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

3.1.6	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Super Voting Preferred Stock.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-176388) filed with the Securities and Exchange Commission on August 18, 2011.

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

52

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

10.16

Form of Securities Purchase Agreement between Saleen Automotive, Inc. and KBM Worldwide, Inc. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.17

Form of Convertible Promissory Note issued by Saleen Automotive, Inc. to KBM Worldwide, Inc. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

53

10.18

Securities Purchase Agreement dated October 14, 2014, between Saleen Automotive, Inc. and LG Capital Funding, LLC. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.19

Form of Convertible Note issued by Saleen Automotive, Inc. to LG Capital Funding, LLC. Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.20

Form of Securities Purchase Agreement between Saleen Automotive, Inc. and JSJ Investments Inc. Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.21

Form of 10% Convertible Note issued by Saleen Automotive, Inc. to JSJ Investments Inc. Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.22

Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. Rock Capital, LLC. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.23

Form of Convertible Note issued by Saleen Automotive, Inc. to Rock Capital, LLC. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.24

Convertible Note dated December 3, 2014, issued by Saleen Automotive, Inc. to Vista Capital Investments, LLC. Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.25

Securities Purchase Agreement dated December 3, 2014, between Saleen Automotive, Inc. and Coventry Enterprises, LLC. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.26

Form of Convertible Note issued by Saleen Automotive, Inc. to Coventry Enterprises, LLC. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.27

Securities Purchase Agreement dated October 28, 2014, between Saleen Automotive, Inc. and Typenex Co-Investment, LLC. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.28

Convertible Note dated October 28, 2014, issued by Saleen Automotive, Inc. to Typenex Co-Investment, LLC. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.29

Convertible Note dated November 6, 2014, issued by Saleen Automotive, Inc. to JMJ Financial. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Quarterly Report on Form 10-Q (File No. 000-55236) filed with the Securities and Exchange Commission on February 19, 2015.

10.30	Securities Purchase Agreement dated April 17, 2015, between Saleen Automotive, Inc. and GreenTech Automotive, Inc.

10.31	Form of 10.0% First Lien Convertible Note issued by Saleen Automotive, Inc. to GreenTech Automotive, Inc.

54

10.32	Supplemental Agreement dated April 17, 2015, among Saleen Automotive, Inc., Steve Saleen, GreenTech Automotive, Inc. and WM Industries Corp.

10.33

Security Agreement dated April 17, 2015, among Saleen Automotive, Inc., Saleen Automotive, Inc. (the Registrant’s wholly-owned subsidiary), Saleen Signature Cars, Saleen Sales Corporation and GreenTech Automotive, Inc.

10.34

Intellectual Property Security Agreement dated April 17, 2015, among Saleen Automotive, Inc., Saleen Automotive, Inc. (the Registrant’s wholly-owned subsidiary), Saleen Signature Cars, Saleen Sales Corporation and GreenTech Automotive, Inc.

21.1	Subsidiaries of the Registrant.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
**	Furnished herewith

55