Form 10-Q
period 2015-06-30
Saleen Automotive, Inc.
filed 2015-08-19
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ] No [X]

As of August 17, 2015, there were 489,959,781 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2014

ASSETS
Current Assets
Cash	$85,406	$143,083
Accounts receivable, net of allowance for doubtful accounts of $271,658 at June 30, 2015 and March 31, 2015	6,176	4,945
Inventory	226,522	725,687
Prepaid expenses and other current assets	22,021	37,079
Total Current Assets	340,125	910,794

Property and equipment, net	574,628	592,116
Other assets	5,000	5,000
TOTAL ASSETS	$919,753	$1,507,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,668,054	$1,677,309
Due to related parties	98,564	326,512
Notes payable	571,750	671,750
Current portion of convertible notes, net of discount of $64,182 and $250,892 at June 30, 2015 and March 31, 2015, respectively	226,758	267,332
Notes payable to related parties	255,584	267,000
Payroll and other taxes payable	716,356	745,503
Accrued interest on notes payable	456,411	387,005
Customer deposits	1,316,708	1,896,568
Deferred royalty revenue	500,000	—
Deferred vendor consideration	275,000	275,000
Derivative liability	473,323	1,268,588
Other current liabilities	194,174	178,891
Total Current Liabilities	6,752,682	7,961,458
Convertible notes payable, net of discount of $1,333,664 and $1,585,935 at June 30, 2014 and March 31, 2015, respectively	3,367,948	3,215,677
Total Liabilities	10,120,630	11,177,135
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common Stock; $0.001 par value; 500,000,000 shares authorized; 460,559,117 and 174,857,028 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	460,557	174,856
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 384,142 and none issued and outstanding at June 30, 2015 and March 31, 2015	384	—
Additional paid in capital	19,093,547	18,530,191
Accumulated deficit	(28,755,365)	(28,374,272)
Total Stockholders’ Deficit	(9,200,877)	(9,669,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$919,753	$1,507,910

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended June 30,
	2015	2014
Revenue, net	$1,591,989	$1,697,377

Costs of goods sold	1,251,825	1,431,485
Gross margin	340,164	265,892

Operating expenses
Research and development	111,858	197,955
Sales and marketing	210,531	576,919
General and administrative	617,207	1,048,858
Depreciation and amortization	26,299	45,909
Total operating expenses	965,895	1,869,641
Loss from operations	(625,731)	(1,603,749)
Other income (expenses)
Interest expense	(522,867)	(443,053)
Private placement costs	(27,760)	—
Recognition of derivative liability	(174,437)	—
Gain on extinguishment of derivative liability	644,543	2,586,732
Change in fair value of derivative liabilities	325,159	2,446,054
Net (loss) income	$(381,093)	$2,985,984
Net (loss) income per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.01
Shares used in computing net (loss) income per share:
Basic	642,762,961	120,649,951
Diluted	642,762,961	212,741,054

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the three month period ended June 30, 2015

					Additional
	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2015	174,857,028	$174,856	—	$—	$18,530,191	$(28,374,272)	$(9,669,225)
Cancellation of Common Stock held by Steve Saleen, CEO in exchange for Super Voting Preferred Stock	(82,133,875)	(82,134)	82,134	82	82,052		—
Shares issued for services			63,000	63	113,337		113,400
Fair value of shares issued upon conversion of convertible notes and accrued interest	365,455,587	365,455			(2,105)		363,350
Fair value of shares issued as payments on accounts payable	2,380,377	2,380			45,227		47,607
Fair value of shares issued upon settlement of accounts payable, related party			239,008	239	253,975		254,214
Fair value of stock-based compensation					70,870		70,870
Net loss						(381,093)	(381,093)
Balance, June 30, 2015	460,559,117	$460,557	384,142	$384	$19,093,547	$(28,755,365)	$(9,200,877)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three month periods ended June 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(381,093)	$2,985,984
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	26,299	45,909
Change in fair value of derivative liabilities	(325,159)	(2,446,054)
Gain on extinguishment of derivative liability	(644,543)	(2,586,732)
Gain on settlement of notes payable and accounts payable, related party	—	(72,297)
Amortization of discount on convertible notes	438,982	353,826
Fair value of share based compensation	70,870	—
Private placement costs	27,760	—
Recognition of derivative liability	174,437	—
Fair value of shares issued for services	113,400	170,000
Changes in working capital:
(Increase) Decrease in:
Accounts receivable	(1,231)	74,400
Inventory	499,165	(775)
Prepaid expenses and other assets	15,058	65,545
Increase (Decrease) in:
Accounts payable	38,352	(391,446)
Due to related parties	26,266	31,118
Payroll and taxes payable	(29,147)	(56,859)
Accrued interest	83,796	80,324
Customer deposits	(579,860)	36,981
Deferred royalty revenue	400,000	—
Deferred vendor consideration	—	275,000
Other liabilities	15,282	11,882
Net cash used in operating activities	(31,366)	(1,423,194)
Cash flows from investing activities
Purchases of property and equipment	(8,811)	(210,159)
Net cash used in investing activities	(8,811)	(210,159)
Cash flows from financing activities
Accounts to be settled by issuance of equity securities	—	25,000
Proceeds from unsecured convertible notes	—	250,000
Proceeds from notes payable – related parties	30,000	—
Proceeds from exercise of warrant	—	7,500
Principal payments on notes payable – related parties	(47,500)
Principal payments on notes payable	—	(274,320)
Proceeds from issuance of Common Stock	—	152,500
Net cash (used in) provided by financing activities	(17,500)	160,680
Net decrease in cash	(57,677)	(1,472,673)
Cash at beginning of period	143,083	1,499,889
Cash at end of period	$85,406	$27,216

(continued)

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three month periods ended June 30:
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$2,500	$12,184
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Derivative liability related to conversion feature	$1,306,455	$1,660,056
Issuance of Common Stock on conversion of secured convertible Notes Payable and accrued interest	—	80,151
Issuance of Common Stock on conversion of unsecured convertible Notes payable and accrued interest	365,351	—
Issuance of Common Stock on payment of interest on Notes payable		244,869
Issuance of Common Stock as payment on Notes payable		364,682
Issuance of Common Stock as settlement of accounts payable	47,607	—
Issuance of Super Voting Preferred Stock as settlement of accounts payable, related parties	254,214	—
Fair value of beneficial conversion feature		250,000
Fair value of shares issued in exchange for amendment of convertible debts recorded as debt discount		112,060
Cancellation of Common Stock in exchange for Super Voting Preferred Stock	82,134	—
Reclass of note payable to offset deferred royalty revenue	100,000	—
Reclass of amounts to be settled through the issuance of equity securities	—	470,534

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Periods Ended June 30, 2015 and 2013

The accompanying condensed consolidated financial statements of Saleen Automotive, Inc. and subsidiaries (“Saleen,” “we,” “us, “our” and “our Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2016, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K for such year filed on July 14, 2015. The consolidated balance sheet as of March 31, 2015, has been derived from the audited financial statements included in the Form 10-K filed on July 14, 2015.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2015, the Company incurred an operating loss of $625,731 and utilized $31,366 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $9,200,677 and $6,412,557, respectively, as of June 30, 2015, and as of that date, the Company owed $716,356 in past unpaid payroll and other taxes, which the Company has an installment agreement with the IRS whereby the Company is paying $10,000 a month; $605,986 of outstanding notes payable were in default; $837,721 of accounts payable was greater than 90 days past due; and $333,913 is owed on past due rent. In addition, in May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under the Company’s 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the Company’s indebtedness. Further, as of the date of this Form 10-Q filing, the Company was in default with certain unsecured notes payable (see Note 5) due to insufficient availability of authorized shares to fulfill the note holders’ reserve and conversion requests. In addition, the Company does not currently maintain workers’ compensation, product liability and other general insurance.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors, in their audit report for the year ended March 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. At June 30, 2015, the Company had cash on hand in the amount of $85,406 and is not generating sufficient funds to cover operations. The Company has utilized funding to operate the business during the three months ended June 30, 2015 with advance royalty payments of $500,000 obtained from an Intellectual Property License Agreement entered into in June 2015. However, the Company will need and is currently seeking additional funds, primarily through the issuance of debt or equity securities to operate its business through and beyond the date of this Form 10-Q filing. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

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

As of June 30, 2015 and March 31, 2015, the Company’s condensed consolidated balance sheets included the fair value of derivative liabilities of $473,323 and $1,268,588, respectively, which was based on Level 2 measurements.

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

Loss per Share

The basic EPS is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. Outstanding shares of Super Voting Preferred Stock are included in the calculation as they are considered as a common stock equivalent. The diluted EPS is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities unless the effects thereof are anti-dilutive, that is inclusion of such shares would reduce the net loss or increase the net income.

For the three months ended June 30, 2015, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. As of June 30, 2015, stock options, warrants, and convertible notes convertible or exercisable into 7,271,333, 13,313,099, and 392,830,156 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

For the three months ended June 30, 2014, basic shares outstanding were 141,832,616. Diluted weighted-average potential common shares outstanding was 212,741,054, which included diluted effect of potentially dilutive equity and debt shares of 70,908,483 and excluded 13,146,432 of potential common shares that were anti-dilutive.

Significant Concentrations

Sales to one customer comprised 23% of revenues for the three months ended June 30, 2015. No customers comprised accounts receivable in excess of 10% at June 30, 2015 and March 31, 2015.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2015	March 31, 2015
Tooling	$707,054	$698,243
Equipment	210,980	210,980
Leasehold improvements	203,310	203,310
Total, cost	1,121,344	1,112,533
Accumulated depreciation and amortization	(546,716)	(520,417)
Total Property, Plant and Equipment	$574,628	$592,116

Depreciation and amortization expense was $26,299 and $45,909 for the three months ended June 30, 2015, and 2014, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	June 30, 2015	March 31, 2015
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in March 2015, currently in default (1)	$358,704	$358,704
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 6% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (4)	55,000	55,000
Promissory note, interest at 6%, secured by a vehicle (5)	-	100,000
Total notes payable	$571,750	$671,750

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from the bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. The bank sought full payment of principal and interest owed. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the bank agreed to extend this arrangement through various dates with the last date being March 2015. On April 29, 2015, the bank filed a claim against the Company alleging breach of the loan agreement, breach of a commercial guaranty by Steve Saleen, Chairman and CEO, and the bank demanded full payment of principal and interest outstanding (see Note 10).

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of June 30, 2015 and March 31, 2015, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of June 30, 2015 and March 31, 2015 due to non-payment.

(4)	In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with a note holder for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its Common Stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the Common Stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of June 30, 2015 and March 31, 2015. In addition, another separate note for $20,000 remains outstanding as of March 31, 2015 and is in default due to non-payment.

(5)	The Company entered into a note agreement on March 25, 2015 for $100,000 principal and interest bearing at a rate of 6% per annum. The note was secured by a vehicle provided to the note holder by the Company and was due on demand after 60 days following the date the secured vehicle was returned to the Company. In June 2015, the note holder agreed to cancel this note and attribute the then principal outstanding of $100,000 as partial payment against advance royalties received in conjunction with an Intellectual Property License Agreement entered into with the note holder (see Note 7).

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	June 30, 2015	March 31, 2015
Unsecured note payable to a stockholder, due on April 1, 2014, currently in default.	$132,000	$102,000
Unsecured payable to a stockholder at 10% per annum, payable on demand	123,584	165,000
Total notes payable, related parties	$255,584	$267,000

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	March 31, 2015	March 31, 2014
3% Senior secured convertible notes payable to a private accredited investor group, convertible at $0.075 per share, subject to adjustment, $2,001,720 due in June 2017 and $499,892 due in January 2019.	$2,501,612	$2,501,612

7% Unsecured convertible notes payable to private accredited investor group, convertible into 82,484,267 shares of Common Stock (including accrued interest) as of June 30, 2015, interest accrued at 7% per annum, notes mature in March 2017	2,200,000	2,200,000

Unsecured convertible notes payable to eight separate private accredited investors, convertible into 35,782,732 shares of Common Stock (including accrued interest) as of June 30, 2015, interest accrued at 8% to 12% per annum, notes mature on various dates from April 2015 to December 2016, in default	290,940	618,225
	4,992,552	5,319,837
Less: discount on notes payable	(1,397,846)	(1,836,828)
Notes payable, net of discount	3,594,706	3,483,009
Less: notes payable, current	(226,758)	(267,332)
Notes payable, long-term	$3,367,948	$3,215,677

As of June 30, 2015, $226,758 was included in current portion of convertible notes payable, which represented convertible notes payable of $290,940 less debt discount of $64,182.

3% Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, as amended, the Company issued senior secured convertible notes, as amended, having a total principal amount of $3,000,000, to 12 accredited investors (“2013 Notes”). The 3% Notes pay 3.0% interest per annum with a maturity of 4 years from the date of issuance (June 2017 and January 2019) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each 3% Note is convertible at any time into Common Stock at a specified conversion price, which initially was $0.075 per share. In June 2014, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) and removed all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined in the 2013 Note agreement, were to occur the potential liquidated damage was set to a fixed amount. As an inducement for the amendment, the Company issued an aggregate of 389,923 shares of Common Stock with a fair value of $58,488 determined based on the market value of the Company’s Common Stock of $0.15 as the date of issuance. Further, the Company accounted for this amendment as a modification for accounting purposes, and as such, the derivative liability recorded when the note was originally issued was deemed extinguished.

On January 23, 2015, the Company entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the 2013 Notes was amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holder elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. In conjunction with this amendment, the Company entered into two additional 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering (“2015 Notes” and collectively “3% Notes”) of which $98,708 was converted from a revolver note payable previously entered into with one investor in November 2013.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302 (see Note 3). A default under the loan agreement triggers a cross default under the 3% Notes enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the indebtedness under the 3% Notes requiring the Company to pay, upon such acceleration, the sum of (1) 120% of the outstanding principal plus (2) 100% of all accrued and unpaid interest plus (3) all other amounts due under the 3% Notes. Upon the occurrence of an event of default under the 3% Notes interest accrues at the rate of 12% per annum. The Company continues to classify the 3% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend it’s position.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of the 3% Notes. As a result, the Company determined that the conversion feature of the 3% Notes were not considered indexed to the Company’s own stock pursuant to FASB guidance on “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Therefore, the Company characterized the fair value of the 3% Note conversion feature of $106,781 in June 2015 as derivative liability. See Note 6 for further discussion.

During the three months ended June 30, 2015 and 2014, the Company amortized $8,245 and $96,421, respectively, of the valuation discount, and the remaining unamortized valuation discount of $65,776 and $74,021 as of June 30, 2015 and March 31, 2015, respectively, has been offset against the face amount of the notes for financial statement purposes. As of June 30, 2015, the principal balance of the convertible Notes outstanding was $2,501,612 and potentially convertible into 131,795,699 shares of Common Stock including accrued and unpaid interest.

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

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s Common Stock as of the issuance date of the 7% Notes, the Company determined that there was deemed a beneficial conversion feature associated with these 7% Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the 7% Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the 7% Notes, which totaled $181,412 and $192,462 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and March 31, 2015, the remaining unamortized valuation discount of $1,267,888 and $1,449,300, respectively, has been offset against the face amount of the notes for financial statement purposes. As of June 30, 2015, the outstanding principal balance of these notes was $2,500,000.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanded full payment of principal, interest and fees of $369,302 (see Note 3). If the bank is successful in their claim of default, such default would trigger a cross default under the 7.0% Notes enabling the holders thereof to, at their election, accelerate the maturity of the outstanding indebtedness under the 7% Notes requiring the Company to pay, upon such acceleration, the greater of (1) 120% of the outstanding principal (plus all accrued and unpaid interest) and (2) the product of (a) the highest closing price for the five trading days immediately preceding the holder’s acceleration and (b) a fraction, of which the numerator is the entire outstanding principal, and of which the denominator is the then applicable conversion price. Upon the occurrence of an event of default under the 7% Notes interest accrues at the rate of 24% per annum. The Company continues to classify the 7% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend it’s position.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of the 7% Notes. As a result, the Company determined that the conversion feature of the 7% Notes were not considered indexed to the Company’s own stock pursuant to FASB guidance on “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Therefore, the Company characterized the fair value of the 7% Note conversion feature of $15,441 in June 2015 as derivative liability. See Note 6 for further discussion.

Unsecured convertible notes

From September 2014 to December 2014, the Company issued Unsecured Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $638,225 to eight separate accredited investors. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from April 2015 to December 2016. The Company is currently in default of payment for Note that matured from April 2015 to July 6, 2015 in the principal amount outstanding of $128,879. The Company may not prepay the Notes without the Note holder’s consent. Further, the Notes contain provisions that under certain events of default, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share discounts ranging from 42% to 38% of the Company’s Common Stock trading market price during a certain time period, as defined in the agreement. Further, the conversion prices are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.001 to $0.00005 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. The note agreements also require the Company to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of the Company’s Common Stock as of the date of request. The note holder can convert up to the number of the then shares reserved for conversion of their related note. As of June 30, 2015, the Company is in default of such reserve requirements due to insufficient availability of authorized and available Common Stock shares to fulfill the note holders’ reserve requests.

The balance of the unsecured convertible notes was $618,225 as of March 31, 2015. During the three months ended June 30, 2015, Note holders converted $355,045 of principal and $8,306 of accrued interest into 365,455,587 shares of the Company’s Common Stock. In addition, in June 2015, the Company agreed to allow one note holder to assign their then note principal balance of $49,240, which is in default due to non-payment after maturity date and insufficient availability of Common Stock available upon conversion, to a separate note holder for the new note holder’s payment of $77,000 to the original note.holder. As a result of this assignment, the Company recorded $27,760 as private placement cost during the three months ended June 30, 2015 as a result of the increase in principal balance from $49,240 to $77,000. As of June 30, 2015, the principal balance of the convertible Notes outstanding was $290,940.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.001 to $0.00001 were de minimis and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $1,306,455. As such, the Company recorded a $1,306,455 derivative liability, of which $638,225 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $668,230 recorded as private placement costs in the Consolidated Statement of Operations for the year ended March 31, 2015. The balance of the unamortized discount was $313,507 at March 31, 2015.

During the three months ended June 30, 2015, the Company amortized $246,798 of the valuation discount, and the remaining unamortized valuation discount of $64,182 as of June 30, 2015 has been offset against the face amount of the Notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes.

In addition, as a result of the assignment of note discussed above, the Company recognized a derivative liability of $54,508 in June 2015. The derivative liability is re-measured at the end of every reporting period with the change in value reported in the statement of operations (see Note 6).

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature of the Company’s senior secured convertible notes and unsecured convertible notes (described in Note 5 above), did not have fixed settlement provisions because their conversion prices could be lowered if the Company issues securities at lower prices in the future or the ultimate determination of shares to be issued could exceed current available authorized shares. In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of the 3% senior secured and 7% unsecured convertible notes. In accordance with the FASB authoritative guidance, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as a derivative instrument.  The conversion feature of the notes had been characterized as a derivative liability and was re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued at the following dates using a Weighted-Average Black-Scholes-Merton model with the following assumptions:

	June 30, 2015	3% and 7% Notes June 2015	September to December, 2014 (Dates of Inception)	March 31, 2015
Conversion feature:
Risk-free interest rate	0.11 – 0.27%	0.02 - 0.03	0.02%	0.004 – 1.55%
Expected volatility	203%	203%	124 - 139%	179%
Expected life (in years)	.01 – 1.6 years	1.62 – 1.8 years	.75 to 2.0 years	.2 – 1.6 years
Expected dividend yield	—	—	—	—

Fair Value:
Conversion feature	$473,323	$119,929	$1,306,455	$1,268,588

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

During the three months ended June 30, 2015 and 2014, the Company recognized $325,159 and $2,446,054, respectively, as other income, which represented the difference in the value of the derivative from the respective prior period. In addition, the Company recognized a gain of $644,543, which represented the extinguishment of derivative liabilities related to the conversion of the unsecured convertible notes during the three months ended June 30, 2015.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of certain of its Notes. As a result, the Company recognized a derivative liability of $119,929 in June 2015.

NOTE 7 – ADVANCE ROYALTY

In June 2015, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Saleen Motors International, LLC, a Delaware limited liability company (“SMI”) and a wholly owned subsidiary of GreenTech Automotive, Inc. (“GTA”). SMI is not affiliated with the Company. Pursuant to the License Agreement, the Company granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license during the term of the License Agreement to use all of the Company’s intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia (as applicable, the “Territory”), to make, promote, sell and otherwise exploit the Company’s intellectual property in the Territory. The License Agreement has an initial term of 10 years, with automatic renewal for periods of five years at SMI’s election provided that the number of Saleen branded vehicles sold by SMI in the prior 12-month period is not less than the average number of Saleen-branded vehicles sold by the Company and subsidiaries in the most recently available three-year period. The License Agreement may be terminated by mutual written agreement, upon a material breach, which remains uncured (with SMI having the right to cure no more than 3 breaches of its obligation to pay royalties) for 15 days after written notice of such breach, or in the event of SMI’s bankruptcy.

In consideration of the license, SMI shall pay royalties, within 15 days after the product shipment date and in all events at least quarterly, based on a fee per Saleen-branded vehicle sold by SMI depending on its sales volume as set forth in the License Agreement, and shall pay royalties based on a percentage of SMI’s gross revenues for parts and merchandise (in each case net of discounts, returns, taxes and similar amounts) received on Saleen-branded non-vehicle products.

As part of the License agreement, SMI agreed to advance to the Company $500,000 in royalties of which $250,000 was applied from loan advances previously made to the Company under the 10% Notes made by GTA pursuant to the SPA and the 10.0% First Lien Convertible Note entered into in May 2015; $100,000 was applied from the cancelation of a note entered into between GTA and the Company in March 2015; and $150,000 was paid by GTA in cash to the Company. As of June 30, 2015, the Company recognized a deferred advance royalty of $500,000 and will recognize this amount as revenue based on actual future royalties resulting from sales by SMI under the License Agreement.

Except for the transactions under the agreements described above and the Company’s Joint Branding, Marketing, and Distribution Agreement with WM Industries Corp. (an affiliate of SMI and GTA) dated March 2014, none of the Company or its subsidiaries had any material relationship with SMI, GTA and its affiliates.

NOTE 8 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of June 30 and March 31, 2015 are as follows:

	June 30, 2015	March 31, 2015
Related Party:
Steve Saleen (a)	$28,919	$223,455
Top Hat Capital (b)	62,500	62,500
Crystal Research	6,343	6,343
Molly Saleen, Inc. (c)	802	34,214
	$98,564	$326,512

(a)

As of March 31, 2015 the Company owed $223,455 to Mr. Saleen for his unpaid officers' salary. During the three months ended June 30, 2015, the Company incurred $28,919 in officers' salary expense due and payable to its Director, Chairman and CEO, Mr. Steve Saleen as of June 30, 2015. On June 16, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company's Board of Directors. As of June 30, 2015 the Company owed $28,919 to Mr. Saleen.

(b)	The Company previously incurred $75,000 of which the Company paid $12,500 in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of June 30 and March 31, 2015, $62,500 was payable to Top Hat Capital for these services.

(c)	As of March 31, 2015 the Company owed $34,214 for apparel merchandise purchased on behalf of the Company by Molly Saleen, Inc., dba Mollypop (“Mollypop"), who's owner, Molly Saleen, is the Chief Executive Officer of Mollypop and is the daughter of Steve Saleen. On June 22, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for the amount owed of $34,214. The per share price of Super Voting Preferred Stock issued to Mollypop was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. During the three months ended June 30, 2015, the Company incurred $802 of such costs, which was unpaid as of June 30, 2015.

Other Transactions

On June 22, 2015, the Company issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel. The per share price of Super Voting Preferred Stock issued to MLG was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors.

NOTE 9 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended June 30, 2015, the Company issued an aggregate of 365,455,587 shares of common stock upon conversion of the Company’s convertible notes payable and accrued interest amounting to $363,351 (see Note 5).

During the three months ended June 30, 2015, the Company entered into a Settlement Agreement and Mutual Release with a vendor whereby the Company issued and aggregate of 2,380,377 shares of Common Stock with a fair value of $47,607 in exchange for extinguishment of amount owed of $47,607. The value of the Common Stock was based on the market price of the Company’s Common Stock as of the date of the agreement.

Designation of Super Voting Preferred

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

Issuance of Super Voting Preferred

During the three months ended June 30, 2015, the Company issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. The Company recorded these fees as general and administrative expense during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors.

During the three months ended June 30, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for $34,214 of merchandise previously purchased by Mollypop on the Company’s behalf and owed to Mollypop as of March 31, 2015. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors.

In order to make available additional shares of Common Stock to facilitate the conversion of outstanding debt, during the three months ended June 30, 2015 the Company issued to Steve Saleen, the Company’s Chief Executive Officer and President, 82,133.875 shares of Super Voting Preferred Stock in exchange for 82,133,875 shares of Common Stock held by Mr. Saleen.

Omnibus Incentive Plan

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company’s assessment of the estimated fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2015	13,459,000	$—	$—	—
Options granted during the period	—	—	—	—
Options cancelled during the period	—	—	—	—
Options exercised during the period	—	—	—	—
Balance at June 30, 2015	13,459,000	0.10	$0	9.18
Exercisable at June 30, 2015	7,271,333	0.10	$0	9.27
Expected to vest after June 30, 2015	5,826,793	0.10	$0	9.27

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s common stock of $0.001 on June 30, 2015 and the exercise price of each option.

During the three months ended June 30, 2015, the Company recorded stock compensation expense of $70,870 of which $9,356, $39,732, and $21,782 was included in research and development, sales and marketing, and general and administrative expenses, respectively. There were no options outstanding during the three months ended June 30, 2014. Unearned compensation of $418,614 at June 30, 2015, related to non-vested stock options, will be recognized into expense over a weighted average period of .81 years.

Warrants

The following summarizes warrant activity for the Company during the three months ended June 30, 2015:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2015	13,313,099	$0.15	3.6
Issued during the period	—	—	—
Exercised during the period	—	—	—
Outstanding June 30, 2015	13,313,099	$0.15	3.6

As of June 30, 2015, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

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

In December 2014, the Saleen Automotive, Inc. (formerly Saleen Electric Automotive, Inc.), the Company’s wholly-owned subsidiary, received a Complaint from Green Global Automotive B.V. (“GAA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in December 2011 between GAA and Saleen Automotive. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. The Company is currently evaluating the merits of this case, if any, and is working to ascertain the impact on its financial statements.

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

The Company currently does not maintain insurance ordinarily customary for businesses it’s size and type such as garage and general liability insurance. As such, the Company may incur losses against it due to natural disasters or other business risks for which the Company is not insured. Such damages could have a material adverse effect on its business and results of operations. There can be no assurance that the Company will be able to obtain, afford or qualify for insurance to address such potential risks or if such insurance will adequately cover any potential matters encountered.

NOTE 11 – SUBSEQUENT EVENTS

Common Stock Issued in Conjunction with Unsecured Convertible Notes

From July 1, 2015 to the date of this Form 10-Q filing, unsecured convertible note holders (see note 5) converted $17,054 of principal and unpaid interest into 29,402,985 shares of Common Stock. As discussed in Note 5, the note agreements require the Company to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of the Company’s Common Stock as of the date of request. The note holder can convert up to the number of the then shares reserved for conversion of their related note. As of the date of this filing of Form 10-Q, the Company is in default of the Common Stock reserve requirements due to insufficient availability of authorized shares to fulfill the note holders’ reserve requests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three months ended June 30, 2015 and 2014. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro, Dodge Challenger and Tesla Model S platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2015 as filed on July 14, 2015. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained starting on page 31 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed on July 14, 2015.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our revenue, operating expenses, and net (loss) income for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were as follows:

	For the Three months ended			Percentage
	June 30,			Change
	2015	2014	Change	Inc. (Dec.)
Revenue, net	$1,591,989	$1,697,377	$(105,388)	(6)%

Costs of goods sold	1,251,825	1,431,485	(179,660)	(13)%
Gross profit	340,164	265,892	74,272	28%
Operating expenses
Research and development	111,858	197,955	(86,097)	(43)%
Sales and marketing	210,531	576,919	(366,388)	(64)%
General and administrative	617,207	1,048,858	(431,651)	(41)%
Depreciation and Amortization	26,299	45,909	(19,610)	(43)%
Total operating expenses	965,895	1,869,641	(903,746)	(48)%
Loss from operations	(625,731)	(1,603,749)	978,218	(61)%
Other income (expenses)
Interest expense	(522,867)	(443,053)	(79,814)	18%
Private placement costs	(27,760)	—	(27,760)	—
Recognition of derivative liability	(174,437)	—	(174,437)	—
Gain on extinguishment of derivative liability	644,543	2,586,732	(1,942,189)	(75)%
Change in fair value of derivative liabilities	325,159	2,446,054	(2,120,895)	(87)%
Net (Loss) Income	$(381,093)	$2,985,984	$(3,367,077)	(113)%

Revenues: Revenue consists of sales of high performance vehicles and aftermarket retail parts. Our revenue from high performance muscle car vehicles generally includes the base chassis (Mustang, Camaro or Challenger), on which we normally obtain a minimal to no margin, and production conversion of the base Mustang, Camaro, Challenger and Tesla Model S chassis into a Saleen high performance vehicle. Parts represent aftermarket retail sales of Saleen lifestyle accessories and Saleen-branded products and automotive aftermarket specialty parts sold to our base of Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the three months ended June 30, 2015 were $1,591,989, a decrease of $105,388 or 6% from $1,697,377 for the three months ended June 30, 2014. The decrease was primarily a result of our recent release of the 2015 Mustang, which started shipping our 2015 Saleen Mustang White Label models in February 2015 and the Yellow and Black Labels in late April 2015. The new 2015 model represented a major model change requiring us to make significant design and tooling modifications to our Saleen Mustang. During the same period in the prior year, Ford’s change from the 2013 to 2014 Mustang model year was minimal requiring little change and the supply of vehicles was not disruptive nor did customers opt to wait for the newer model.

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

Total costs of goods sold for the three months ended June 30, 2015 were $1,251,825, a decrease of $179,660 or 13% from $1,431,485 of costs of goods sold for the three months ended June 30, 2014. The decrease was primarily attributable to the decrease in the volume of vehicle sales during the three months ended June 30, 2015 as compared to the same period in the prior year.

Gross Margin: Gross Margin from the sale of vehicles and parts increased $74,272 to a margin of $340,164 for the three months ended June 30, 2015 from a gross margin of $265,892 for the three months ended June 30, 2014. The increase in gross margin reflects the sales mix as compared to the same period in the prior year.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses decreased by $86,097, or 43%, to $111,858 during the three months ended June 30, 2015 from $197,955 for the three months ended June 30, 2014. The decrease is primarily due to lower expenses related to lower outside services.

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

Sales and marketing expenses decreased by $366,388, or 64%, to $210,531 for the three months ended June 30, 2015 from $576,919 for the three months ended June 30, 2014. The decrease was primarily related to lower car show expenses, as we incurred higher car show expenses in the prior year related to the 50th anniversary celebration of the Ford Mustang. These costs were somewhat offset by non-cash stock based compensation of $39,732 incurred during the three months ended June 30, 2015. There were no stock options issued during the three months ended June 30, 2014.

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

General and administrative expenses decreased by $431,651, or 41%, to $617,207 for the three months ended June 30, 2015 from $1,048,858 for the three months ended June 30, 2014. The decrease is primarily comprised of lower professional fees; lower general and administrative salaries as a result of headcount reduction; lower auto, travel and entertainment costs due to less car show expenses; and decrease in other expenses primarily resulting from our efforts to reduce costs. General and administrative expenses included non-cash stock based compensation of $27,772 for the three months ended June 30, 2015. There were no stock options issued during the three months ended June 30, 2014.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $19,610, or 43%, to $26,299 for the three months ended June 30, 2015 from $45,909 for the three months ended June 30, 2014.

Interest Expense: Interest expense increased by $79,814 or 18% to $522,867 for the three months ended June 30, 2015 from $443,053 for the three months ended June 30, 2014. The increase is primarily attributable to higher non-cash interest expense incurred during the three months ended June 30, 2015 as compared to same period in the prior year resulting from our increase in convertible notes.

Private Placement Costs: In conjunction with a note holder agreeing to assign their then outstanding note and principal balance of $49,240 to a separate note holder in exchange for the new note holder’s payment of $77,000 to the original note holder, we recorded $27,760 as private placement cost during the three months ended June 30, 2015 representing the increase in principal balance from $49,240 to $77,000.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $644,543 during the three months ended June 30, 2015 as a result of the extinguishment of derivative liabilities resulting from certain note holders’ request to convert their convertible debt to stock in accordance with the terms of their convertible notes. During the three months ended June 30, 2014, we recognized a gain of $2,586,732 related to the extinguishment of a derivative liability related to our 3% Senior Secured Convertible Notes.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended June 30, 2015 and 2014, we recorded a gain of $325,159 and $2,446,054, respectively, due to the change in the fair value of our derivative liability. During the three months ended June 30, 2014, we recognized a gain of $1,123,836 related to our extinguishment of a derivative in conjunction with the June 2014 First Amendment to our 3% Senior Convertible.

Net Loss: Net loss increased by $3,367,077, or 113%, to a net loss of $381,093 for the three months ended June 30, 2015 from a net income of $2,985,984 for the three months ended June 30, 2014. The increase in net loss was primarily attributable to a decrease of $1,942,189 in gain on extinguishment of derivative liability; a $2,120,895 decrease in change in fair value of derivative liability; a $174,437 recognition of a derivative liability; and a $79,814 increase in interest expense. This increase in net loss was offset by a $978,018 decrease in loss from operations related to a $903,749 decrease in operating expenses along with a $74,272 improvement in gross profit.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2015 and March 31, 2015 are follows:

	As of	As of
	June 30, 2015	March 31, 2015
Current Assets	$340,125	$910,794
Current Liabilities	(6,752,682)	(7,961,458)
Net Working Capital Deficiency	$(6,412,557)	$(7,050,664)

Summary of cash flow activity for the three months ended June 30, 2015 and June 30, 2014 are as follows:

Cash Flows

	Three months	Three months
	Ended	Ended
	June 30, 2015	June 30, 2014
Net cash used in Operating Activities	$(31,366)	$(1,423,194)
Net cash used in Investing Activities	(8,811)	(210,159)
Net cash (used in) provided by Financing Activities	(17,500)	160,680
Decrease in Cash during the three month period	(57,677)	(1,472,673)
Cash, Beginning of Period	143,083	1,499,889
Cash, End of Period	85,406	27,216

Our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, gross margin achieved from the sales of high performance vehicles and aftermarket parts along with customer deposits received in advance of shipment. Our principal uses of cash have been primarily for production and purchase of parts for our high performance vehicles; expansion of operations and staff; development of new products and improvement of existing products; expansion of marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved including sufficient cash flows to service existing debt. Additional funds will be needed in order to continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the three months ended March 31, 2015, we incurred a loss from operations of $625,731 and utilized $31,366 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,200,877 and $6,412,557, respectively as of June 30, 2015, and as of that date, we owed $716,356 in past unpaid payroll and other taxes (for which we have an installment agreement with the IRS whereby we are paying $10,000 a month); $605,986 of outstanding notes payable were in default; $837,721 of accounts payable was greater than 90 days past due; and $333,913 is owed on past due rent. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our condensed consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness. In addition, we currently do not maintain workers’ compensation, product liability and other general insurance. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve revenues at a level that will achieve profitably and generate positive cash flows from operations. At June 30, 2015, we had cash on hand in the amount of $85,406 and we are not generating funds from operations to cover current production and operating expenses and we will have to obtain additional financing. As such, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate our business through and beyond the date of this Form 10-Q filing. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of convertible debt and equity financing.

At June 30, 2015, we had a working capital deficit of $6,412,557 compared to a working capital deficit of $7,050,664 at March 31, 2015. The decrease in working capital deficit was primarily related to decrease in current liabilities of $1,208,776 primarily due to a $795,265 decrease in derivative liability; a $579,860 decrease in customer deposits; a $227,948 decrease in accounts payables with related parties; and a $151,990 decrease in notes payable including a $11,416 decrease from related parties. This decrease was offset somewhat by a decrease of $570,669 in current assets primarily due to $499,165 decrease in inventory.

Net cash used in operating activities for the fiscal year ended March 31, 2015 totaled $31,366 after the net loss of $381,093 was decreased by $117,954 of non-cash charges and by $467,681 in net changes to the working capital accounts. This compares to net cash used in operating activities for the three months ended June 30, 2014 of $1,423,174 after net income of $2,985,984 was decreased by $4,535,348 in non-cash charges and increased by $126,190 in net changes to the working capital accounts.

Net cash used in investing activities was $8,811 for three months ended June 30, 2015 as compared to $210,159 of cash used in investing activities for the three months ended June 30, 2014.

Net cash used in financing activities for the three months ended June 30, 2015 was $17,500, which was comprised of $47,500 of principal payments on notes payable to related parties offset by $30,000 note payable received from a related party. This compares to net cash provided by financing activities for the three months ended June 30, 2014 of $160,680 which comprised $250,000 from the issuance of our unsecured convertible notes; $152,500 from the issuance of 1,066,667 shares of our common stock; and $25,000 came from accounts to be settled through the issuance of equity securities. This was offset by cash of $274,320 was used to pay principal on long term notes.

Defaults on Notes and Accounts Payable

As of June 30, 2015, we were in default on $605,986 of unsecured notes payable; $837,721 of accounts payable was past 90 days outstanding; and $333,913 was past due on rent for our facilities. While we are in discussions with the note holders and vendors to arrange extended payment terms, the initiation of collection actions by these note holders and vendors may severely affect our ability to execute on our business plan and operations. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended June 30, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: August 19, 2015	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

