Form 10-Q
period 2015-09-30
Saleen Automotive, Inc.
filed 2015-11-23
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

As of November 19, 2015, there were 489,962,102 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$14,999	$143,083
Accounts receivable, net of allowance for doubtful accounts of $271,658 at September 30, 2015 and March 31, 2015	17,422	4,945
Inventory	237,131	725,687
Prepaid expenses and other current assets	2,461	37,079
Total Current Assets	272,013	910,794

Property and equipment, net	543,297	592,116
Other assets	5,000	5,000
TOTAL ASSETS	$820,310	$1,507,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,843,119	$1,677,309
Due to related parties	123,063	326,512
Notes payable	571,750	671,750
Current portion of convertible notes, net of discount of $34,448 and $250,892 at September 30, 2015 and March 31, 2015, respectively	239,438	267,332
Notes payable to related parties	315,584	267,000
Payroll and other taxes payable	708,368	745,503
Accrued interest on notes payable	536,070	387,005
Customer deposits	1,587,477	1,896,568
Deferred royalty revenue	500,000	—
Deferred vendor consideration	275,000	275,000
Derivative liability	318,829	1,268,588
Other current liabilities	189,232	178,891
Total Current Liabilities	7,207,930	7,961,458
Convertible notes payable, net of discount of $1,144,007 and $1,585,935 at September 30, 2015 and March 31, 2015, respectively	3,557,605	3,215,677
Total Liabilities	10,765,535	11,177,135

Commitments and Contingencies	—	—
Stockholders’ Deficit
Common Stock; $0.001 par value; 500,000,000 shares authorized; 489,962,102 and 174,857,028 issued and outstanding at September 30, 2015 and March 31, 2015, respectively	489,961	174,856
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 384,142 and none issued and outstanding at September 30, 2015 and March 31, 2015	384	—
Additional paid in capital	19,144,833	18,530,191
Accumulated deficit	(29,580,403)	(28,374,272)
Total Stockholders’ Deficit	(9,945,225)	(9,669,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$820,310	$1,507,910

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended September 30,		Six month periods ended September 30,
	2015	2014	2015	2014
Revenue, net	$627,187	$866,524	$2,219,177	$2,563,901

Costs of goods sold	587,355	769,990	1,839,180	2,201,275
Gross margin	39,832	96,534	379,997	362,626

Operating expenses
Research and development	37,827	250,130	149,684	412,436
Sales and marketing	192,127	443,767	402,658	999,392
General and administrative	458,046	792,062	1,075,255	1,898,063
Depreciation and amortization	31,330	63,806	57,630	109,715
Total operating expenses	719,330	1,549,765	1,685,227	3,419,606
Loss from operations	(679,498)	(1,453,231)	(1,305,230)	(3,056,980)
Other income (expenses)
Interest expense	(300,034)	(571,748)	(822,900)	(1,014,801)
Recognition of derivative liability	—	—	(174,437)	—
Private placement costs	—	(85,882)	—	(85,882)
Loss on debt extinguishment	—	—	(27,760)	—
Gain on extinguishment of derivative liability	13,508	—	658,051	2,586,732
Change in fair value of derivative liabilities	140,986	27,156	466,145	2,473,210
Net (loss) income	$(825,038)	$(2,083,705)	$(1,206,131)	$902,279
Net (loss) income per share:
Basic	$(0.00)	$(0.01)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.00
Shares used in computing net (loss) income per share:
Basic	487,675,203	151,186,865	274,251,149	142,095,832
Diluted	487,675,203	151,186,865	274,251,149	207,471,094

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the six month period ended September 30, 2015

	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Additional Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2015	174,857,028	$174,856	—	$—	$18,530,191	$(28,374,272)	$(9,669,225)
Cancellation of Common Stock held by Steve Saleen, CEO in exchange for Super Voting Preferred Stock	(82,133,875)	(82,134)	82,134	82	82,052		—
Shares issued for services			63,000	63	113,337		113,400
Fair value of shares issued upon conversion of convertible notes and accrued interest	394,858,572	394,859			(14,454)		380,405
Fair value of shares issued as payments on accounts payable	2,380,377	2,380			45,227		47,607
Fair value of shares issued upon settlement of accounts payable, related party			239,008	239	253,975		254,214
Fair value of stock-based compensation					134,505		134,505
Net loss						(1,206,131)	(1,206,131)
Balance, September 30, 2015	489,962,102	$489,961	384,142	$384	$19,144,833	$(29,580,403)	$(9,945,225)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six month periods ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(1,206,131)	$902,279
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	57,630	109,715
Gain on change in fair value of derivative liabilities	(466,145)	(2,473,209)
Gain on extinguishment of derivative liability	(658,051)	(2,586,732)
Gain on settlement of notes payable and accounts payable, related party	—	(72,315)
Amortization of discount on convertible notes	658,373	832,068
Fair value of share based compensation	134,505	353,975
Loss on debt extinguishment	27,760	—
Private placement costs	—	85,882
Recognition of derivative liability	174,437	—
Fair value of shares issued for services	113,400	170,000
Changes in working capital:
(Increase) Decrease in:
Accounts receivable	(12,477)	(97,402)
Inventory	488,556	92,861
Prepaid expenses and other assets	34,618	79,124
Increase (Decrease) in:
Accounts payable	213,417	(350,935)
Due to related parties	50,767	165,335
Payroll and taxes payable	(37,135)	(85,675)
Accrued interest	160,955	143,358
Customer deposits	(309,091)	719,933
Deferred royalty revenue	400,000	—
Deferred vendor consideration	—	275,000
Other liabilities	10,339	22,542
Net cash used in operating activities	(164,273)	(1,714,196)
Cash flows from investing activities
Purchases of property and equipment	(8,811)	(224,859)
Net cash used in investing activities	(8,811)	(224,859)
Cash flows from financing activities
Proceeds from unsecured convertible notes	—	156,000
Proceeds from unsecured convertible notes – related parties	—	250,000
Proceeds from notes payable – related parties	90,000	150,000
Proceeds from exercise of warrant	—	7,500
Principal payments on notes payable – related parties	(45,000)	—
Principal payments on notes payable	—	(294,573)
Proceeds from issuance of Common Stock	—	177,500
Net cash provided by financing activities	45,000	446,427
Net decrease in cash	(128,084)	(1,492,628)
Cash at beginning of period	143,083	1,499,889
Cash at end of period	$14,999	$7,261

(continued)

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six month periods ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$3,484	$15,534
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Derivative liability related to conversion feature	$—	$241,882
Issuance of Common Stock on conversion of secured convertible Notes Payable and accrued interest	—	596,953
Issuance of Common Stock on conversion of unsecured convertible Notes payable and accrued interest	380,405	—
Issuance of Common Stock on payment of interest on Notes payable		244,869
Issuance of Common Stock as payment on Notes payable		292,367
Issuance of Common Stock as settlement of accounts payable	47,607	—
Issuance of Super Voting Preferred Stock as settlement of accounts payable, related parties	254,214	—
Fair value of beneficial conversion feature		250,000
Fair value of shares issued in exchange for amendment of convertible debts recorded as debt discount		112,059
Cancellation of Common Stock in exchange for Super Voting Preferred Stock	82,134	—
Reclass of note payable to offset deferred royalty revenue	100,000	—
Reclass of amounts to be settled through the issuance of equity securities	—	470,534

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Month Periods Ended September 30, 2015 and 2014

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2015, the Company incurred an operating loss of $1,206,131 and utilized $164,273 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $9,945,225 and $6,935,917, respectively, as of September 30, 2015, and as of that date, the Company owed $708,368 in past unpaid payroll and other taxes, which the Company has an installment agreement with the IRS whereby the Company is paying $10,000 a month; $947,636 of outstanding notes payable were in default; $1,232,250 of accounts payable was greater than 90 days past due; and $358,111 is owed on past due rent. In addition, in May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under the Company’s 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the Company’s indebtedness.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. At September 30, 2015, the Company had cash on hand in the amount of $14,999 and is not generating sufficient funds to cover operations. The Company has utilized funding to operate the business during the six months ended September 30, 2015 with advance royalty payments of $500,000 obtained from an Intellectual Property License Agreement entered into in June 2015. However, the Company will need and is currently working on obtaining additional funds, primarily through the issuance of debt or equity securities to operate its business through and beyond the date of this Form 10-Q filing. As further discussed in Note 11 and in the Company’s Form 8-K filed on October 21, 2015, in October 2015 the Company entered into a Binding Letter of Intent with SM Funding Group, Inc. (“SM Funding”) whereby SM Funding will purchase from the Company up to $2 million but not less than $1 million of senior convertible secured notes. In addition, the Company agreed to offer SM Funding or its affiliates up to $10 million of Preferred Stock. As of the date of this Form 10-Q filing, the Company has received $600,000 under this Letter of Intent. However, no assurance can be given that the Company will complete the financing transactions with SM Funding and no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

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

As of September 30, 2015 and March 31, 2015, the Company’s condensed consolidated balance sheets included the fair value of derivative liabilities of $318,829 and $1,268,588, respectively, which was based on Level 2 measurements.

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

Income (Loss) per Share

The basic EPS is calculated by dividing the Company’s net income or loss available to common stockholders by the weighted average number of common shares during the period. Outstanding shares of Super Voting Preferred Stock are included in the calculation as they are considered as a common stock equivalent. The diluted EPS is calculated by dividing the Company’s net income or loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities unless the effects thereof are anti-dilutive, that is inclusion of such shares would reduce the net loss or increase the net income.

For the three and six months ended September 30, 2015, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. As of September 30, 2015, stock options, warrants, and convertible notes convertible or exercisable into 6,870,333, 13,313,099, and 275,943,724 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

For the three months ended September 30, 2014, basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. For the six months ended September 30, 2014, basic shares outstanding were 142,095,832 and diluted shares outstanding were 207,471,094, which included the diluted effect of potentially dilutive equity and debt shares of 65,375,262 and excluded 13,146,432 of potential common shares that were anti-dilutive.

Significant Concentrations

No customer comprised of sales greater than 10% for the three months ended September 30, 2015 and sales to one customer comprised 17% of revenues for the six months ended September 30, 2015. One customer comprised accounts receivable in excess of 10% at September 30, 2015 and no customer comprised of accounts receivable in excess of 10% at March 31, 2015.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015	March 31, 2015
Tooling	$707,054	$698,243
Equipment	210,980	210,980
Leasehold improvements	203,310	203,310
Total, cost	1,121,344	1,112,533
Accumulated depreciation and amortization	(578,047)	(520,417)
Total Property, Plant and Equipment	$543,297	$592,116

Depreciation and amortization expense was $57,630 and $109,715 for the six months ended September 30, 2015, and 2014, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable are comprised as follows:

	September 30, 2015	March 31, 2015
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in March 2015, currently in default (1)	$358,704	$358,704
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 6% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (4)	55,000	55,000
Promissory note, interest at 6%, secured by a vehicle (5)	-	100,000
Total notes payable	$571,750	$671,750

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from a bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. The bank sought full payment of principal and interest owed. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the bank agreed to extend this arrangement through various dates with the last date being March 2015. On April 29, 2015, the bank filed a claim against the Company alleging breach of the loan agreement, breach of a commercial guaranty by Steve Saleen, Chairman and CEO, and the bank demanded full payment of principal and interest outstanding (see Note 10).

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of September 30, 2015 and March 31, 2015, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of September 30, 2015 and March 31, 2015 due to non-payment.

(4)	In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with a note holder for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its Common Stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the Common Stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of September 30, 2015 and March 31, 2015. In addition, another separate note for $20,000 remains outstanding as of March 31, 2015 and is in default due to non-payment.

(5)	The Company entered into a note agreement on March 25, 2015 for $100,000 principal and interest bearing at a rate of 6% per annum. The note was secured by a vehicle provided to the note holder by the Company and was due on demand after 60 days following the date the secured vehicle was returned to the Company. In June 2015, the note holder agreed to cancel this note and attribute the then principal outstanding of $100,000 as partial payment against advance royalties received in conjunction with an Intellectual Property License Agreement entered into with the note holder (see Note 7).

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are as follows:

	September 30, 2015	March 31, 2015
Unsecured note payable to a stockholder at 10% per annum, due on April 1, 2014, currently in default.	$102,000	$102,000
Unsecured 10% note payable to a stockholder and convertible note holder at 10% per annum, payable on demand	90,000	—
Unsecured payable to a stockholder at 10% per annum, payable on demand	123,584	165,000
Total notes payable, related parties	$315,584	$267,000

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	September 30, 2015	March 31, 2014
3% Senior secured convertible notes payable to a private accredited investor group, convertible at $0.075 per share, subject to adjustment, $2,001,720 due in June 2017 and $499,892 due in January 2019.	$2,501,612	$2,501,612

7% Unsecured convertible notes payable to private accredited investor group, convertible into 82,484,267 shares of Common Stock (including accrued interest) as of September 30, 2015, interest accrued at 7% per annum, notes mature in March 2017	2,200,000	2,200,000

Unsecured convertible notes payable to eight separate private accredited investors, convertible into 35,782,732 shares of Common Stock (including accrued interest) as of September 30, 2015, interest accrued at 8% to 12% per annum, notes mature on various dates from April 2015 to December 2016, in default	273,886	618,225
	4,975,498	5,319,837
Less: discount on notes payable	(1,178,455)	(1,836,828)
Notes payable, net of discount	3,796,983	3,483,009
Less: notes payable, current	(239,438)	(267,332)
Notes payable, long-term	$3,557,605	$3,215,677

As of September 30, 2015, $239,438 was included in current portion of convertible notes payable, which represented convertible notes payable of $273,886 less debt discount of $34,448.

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

On January 23, 2015, the Company entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the 2013 Notes were amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elects to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. In conjunction with this amendment, the Company entered into two additional 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering (“2015 Notes” and collectively “3% Notes”) of which $98,708 was converted from a revolver note payable previously entered into with one investor in November 2013.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302 (see Note 3). A default under the loan agreement triggers a cross default under the 3% Notes enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the indebtedness under the 3% Notes requiring the Company to pay, upon such acceleration, the sum of (1) 120% of the outstanding principal plus (2) 100% of all accrued and unpaid interest plus (3) all other amounts due under the 3% Notes. Upon the occurrence of an event of default under the 3% Notes interest accrues at the rate of 12% per annum. The Company continues to classify the 3% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend it’s position. As of the date of this filing of Form 10-Q, the Company has not received a notice of default from the holders of the 3% Notes.

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

During the six months ended September 30, 2015 and 2014, the Company amortized $16,490 and $184,456, respectively, of the valuation discount. The remaining unamortized valuation discount of $57,531 and $74,021 as of September 30, 2015 and March 31, 2015, respectively, has been offset against the face amount of the notes for financial statement purposes. As of September 30, 2015, the principal balance of the convertible Notes outstanding was $2,501,612 and potentially convertible into 132,731,249 shares of Common Stock including accrued and unpaid interest.

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

In June 2014, the Company entered into a First Amendment to Saleen Automotive, Inc. 7% Convertible Note whereby effective as of March 31, 2014 or the applicable issuance date for notes issued thereafter, the conversion price would in no event adjust below $0.03 per share. In addition, if a Fundamental Transaction, as defined in the Agreement, were to occur the potential liquidated damages was set to a fixed amount. As an inducement, the Company issued an aggregate of 357,143 shares of its Common Stock with a fair value of $53,571 based on the market value of the Company’s Common Stock of $0.15 as of the date of issuance.

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s Common Stock as of the issuance date of the 7% Notes, the Company determined that there was deemed a beneficial conversion feature associated with these 7% Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the 7% Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the 7% Notes, which totaled $362,824 and $422,206 for the six months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and March 31, 2015, the remaining unamortized valuation discount of $1,086,476 and $1,449,300, respectively, has been offset against the face amount of the notes for financial statement purposes. As of September 30, 2015, the outstanding principal balance of these notes was $2,500,000 and potentially convertible into 80,783,548 shares of Common Stock including accrued and unpaid interest.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanded full payment of principal, interest and fees of $369,302 (see Note 3). If the bank is successful in their claim of default, such default would trigger a cross default under the 7.0% Notes enabling the holders thereof to, at their election, accelerate the maturity of the outstanding indebtedness under the 7% Notes requiring the Company to pay, upon such acceleration, the greater of (1) 120% of the outstanding principal (plus all accrued and unpaid interest) and (2) the product of (a) the highest closing price for the five trading immediately preceding the holder’s acceleration and (b) a fraction, of which the numerator is the entire outstanding principal, and of which the denominator is the then applicable conversion price. Upon the occurrence of an event of default under the 7% Notes interest accrues at the rate of 24% per annum. The Company continues to classify the 7% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend it’s position. As of the date of this filing of Form 10-Q, the Company has not received a notice of default from the holders of the 7% Notes.

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

Unsecured convertible notes

From September 2014 to December 2014, the Company issued Unsecured Convertible Promissory Notes (“Notes”) to eight separate accredited investors that had a remaining principal balance of $618,225 as of March 31, 2015. The Notes bear interest ranging from 8% to 12% per annum and mature on various dates from April 2015 to December 2016. The Company is currently in default of payment for Note that matured from April 2015 to July 6, 2015 in the principal amount outstanding of $52,879. The Company may not prepay the Notes without the Note holder’s consent. Further, the Notes contain provisions that under certain events of default, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

The Notes are convertible into shares of Common Stock of the Company at the option of the holder commencing on various dates following the issuance date of the Notes and ending on the later of the maturity date or date of full payment of principal and interest. The principal amount of the Notes along with, at the holder’s option, any unpaid interest and penalties, are convertible at price per share discounts ranging from 42% to 38% of the Company’s Common Stock trading market price during a certain time period, as defined in the agreement. Further, the conversion prices are subject to a floor such that the conversion prices will not be less than a certain price, as defined in the agreement, with such floor prices ranging from $0.001 to $0.00005 per share. In addition, the conversion prices are subject to adjustment in certain events, such as in conjunction with any sale, conveyance or disposition of all or substantially all of the Company’s assets or consummation of a transaction or series of related transactions in which the Company is not the surviving entity. The note agreements also require the Company to maintain a reserve of Common Stock, as determined based on a formula stated in the note agreements, which, upon request by the note holder, can be adjusted based on the formula and the then share price of the Company’s Common Stock as of the date of request. The note holder can convert up to the number of the then shares reserved for conversion of their related note. As of September 30, 2015, the Company was in default of such reserve requirements due to insufficient availability of authorized and available Common Stock shares to fulfill the note holders’ reserve requests. In October 2015, the Company increased its Common Stock authorized to 2,500,000,000, which is sufficient to cover the share issuable upon conversion (See Note 10).

During the six months ended September 30, 2015, Note holders converted $372,099 of principal and $8,306 of accrued interest into 394,858,572 shares of the Company’s Common Stock. In addition, in June 2015, the Company agreed to allow one note holder to assign their then note principal balance of $49,240, which was in default due to non-payment after maturity date and insufficient availability of Common Stock available upon conversion, to a separate note holder, who is also a note holder under the 3% Notes and 7% Notes, for the new note holder’s payment of $77,000 to the original note holder. As a result of this assignment, the Company recorded $27,760 as loss on extinguishment during the six months ended September 30, 2015 as a result of the increase in principal balance from $49,240 to $77,000. As of September 30, 2015, the principal balance of the convertible Notes outstanding was $273,886 and potentially convertible into 62,428,927 shares of Common Stock including accrued and unpaid interest.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.001 to $0.00005 were de minimis and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $1,306,455. As such, the Company recorded a $1,306,455 derivative liability, of which $638,225 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $668,230 recorded as private placement costs in the Consolidated Statement of Operations for the year ended March 31, 2015. The balance of the unamortized discount was $313,507 at March 31, 2015. During the six months ended September 30, 2015, the Company amortized $279,059 of the valuation discount, and the remaining unamortized valuation discount of $34,448 as of September 30, 2015 has been offset against the face amount of the Notes for financial statement purposes. The remainder of the valuation discount will be amortized as interest expense over the remaining term of the Notes.

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

The derivative liability was valued at the following dates using a Weighted-Average Black-Scholes-Merton model with the following assumptions:

	September 30, 2015	3% and 7% Notes June 2015	March 31, 2015
Conversion feature:
Risk-free interest rate	0.01 – 0.92%	0.02 - 0.03	0.004 – 1.55%
Expected volatility	202%	203%	179%
Expected life (in years)	.01 – 1.7 years	1.62 – 1.8 years	.2 – 1.6 years
Expected dividend yield	—	—	—

Fair Value:
Conversion feature	$318,829	$119,929	$1,268,588

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

During the six months ended September 30, 2015 and 2014, the Company recognized $466,145 and $2,473,210, respectively, as other income, which represented the difference in the value of the derivative from the respective prior period. In addition, the Company recognized a gain of $658,051, which represented the extinguishment of derivative liabilities related to the conversion of the unsecured convertible notes during the six months ended September 30, 2015.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of certain of its Notes. As a result, the Company was required to record a derivative liability of $119,929 in June 2015.

NOTE 7 – ADVANCE ROYALTY

In June 2015, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Saleen Motors International, LLC, a Delaware limited liability company (“SMI”) and a wholly owned subsidiary of GreenTech Automotive, Inc. (“GTA”) and non-affiliated subsidiary of the Company. Pursuant to the License Agreement, the Company granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license during the term of the License Agreement to use all of the Company’s intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia (as applicable, the “Territory”), to make, promote, sell and otherwise exploit the Company’s intellectual property in the Territory. The License Agreement has an initial term of 10 years, with automatic renewal for periods of five years at SMI’s election provided that the number of Saleen branded vehicles sold by SMI in the prior 12-month period is not less than the average number of Saleen-branded vehicles sold by the Company and subsidiaries in the most recently available three-year period. The License Agreement may be terminated by mutual written agreement, upon a material breach, which remains uncured (with SMI having the right to cure no more than 3 breaches of its obligation to pay royalties) for 15 days after written notice of such breach, or in the event of SMI’s bankruptcy.

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

As part of the License agreement, SMI agreed to advance to the Company $500,000 in royalties of which $250,000 was applied from loan advances previously made to the Company under the 10% Notes made by GTA pursuant to the SPA and the 10.0% First Lien Convertible Note entered into in May 2015; $100,000 was applied from the cancelation of a note entered into between GTA and the Company in March 2015; and $150,000 was paid by GTA in cash to the Company. As of September 30, 2015, the Company recognized a deferred advance royalty of $500,000 and will recognize this amount as revenue based on actual future royalties resulting from sales by SMI under the License Agreement.

Except for the transactions under the agreements described above and the Company’s Joint Branding, Marketing, and Distribution Agreement with WM Industries Corp. (an affiliate of SMI and GTA) dated March 2014, none of the Company or its subsidiaries had any material relationship with SMI, GTA and its affiliates.

NOTE 8 – RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of September 30 and March 31, 2015 are as follows:

Related Party:	September 30, 2015	March 31, 2015
Steve Saleen (a)	$54,220	$223,455
Top Hat Capital (b)	62,500	62,500
Crystal Research	6,343	6,343
Molly Saleen, Inc. (c)	—	34,214
	$123,063	$326,512

(a)	As of March 31, 2015 the Company owed $223,455 to Mr. Saleen for his unpaid officers’ salary. On June 16, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors. During the six months ended September 30, 2015, the Company incurred and owes $54,220 in officers’ salary expense due and payable to its Director, Chairman and CEO, Mr. Steve Saleen as of September 30, 2015.

(b)	The Company previously incurred $75,000 of which the Company paid $12,500 in investment advisor and research services from Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of September 30 and March 31, 2015, $62,500 was payable to Top Hat Capital for these services.

(c)	As of March 31, 2015 the Company owed $34,214 for apparel merchandise purchased on behalf of the Company by Molly Saleen, Inc., dba Mollypop (“Mollypop”), who’s owner, Molly Saleen, is the Chief Executive Officer of Mollypop and is the daughter of Steve Saleen. On June 22, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for the amount owed of $34,214. The per share price of Super Voting Preferred Stock issued to Mollypop was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. During the six months ended September 30, 2015, the Company incurred $802 of such costs, which was paid.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Shares

In June 2015, the board of directors approved an increase in the Company’s authorized shares from 500,000,000 to 2,500,000,000. The increase became effective in October 2015 (see Note 11).

Issuance of Common Stock

During the six months ended September 30, 2015, the Company issued an aggregate of 394,858,572 shares of common stock upon conversion of the Company’s convertible notes payable and accrued interest amounting to $380,405 (see Note 5).

During the six months ended September 30, 2015, the Company entered into Settlement Agreement and Mutual Release agreement with a vendor whereby the Company issued and aggregate of 2,380,377 shares of Common Stock with a fair value of $47,607 in exchange for extinguishment of amount owed of $47,607. The value of the Common Stock was based on the market price of the Company’s Common Stock as of the date of the agreements.

Designation of Super Voting Preferred

On June 12, 2015, the Company filed a Certificate of Designation designating the rights and restrictions of 1,000,000 shares of Super Voting Preferred Stock, par value $0.001 per share, pursuant to resolutions approved by the Company’s Board of Directors on June 11, 2015 (see Note 11).

The holders of Super Voting Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class, upon all matters submitted to holders of Common Stock for a vote. Each share of Super Voting Preferred Stock is entitled to a number of votes equal to the number of shares of our Common Stock into which it is convertible at the applicable record date. Each share of Super Voting Preferred Stock will immediately and automatically convert into 1,000 shares (subject to adjustment for splits, dividends and similar transaction) of Common Stock at such time that the Company files, at such time as determined by the Company’s board of directors, an amendment to its articles of incorporation effecting a reverse stock split of Common Stock or effecting an increase in the authorized shares of Common Stock, in each case so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion of all then outstanding shares of Super Voting Preferred Stock into Common Stock. In October 2015, the Company completed the increase in its authorized shares from 500,000 to 2,500,000,000 (see Note 10).

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

Issuance of Super Voting Preferred

During the six months ended September 30, 2015, the Company issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. The Company recorded these fees as general and administrative expense during the six months ended September 30, 2015.

During the six months ended September 30, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors.

During the six months ended September 30, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for $34,214 of merchandise previously purchased by Mollypop on the Company’s behalf and owed to Mollypop as of March 31, 2015. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors.

In order to make available additional shares of Common Stock to facilitate the conversion of outstanding debt, during the six months ended September 30, 2015 the Company issued to Steve Saleen, the Company’s Chief Executive Officer and President, 82,133.875 shares of Super Voting Preferred Stock in exchange for 82,133,875 shares of Common Stock held by Mr. Saleen.

Omnibus Incentive Plan

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company’s assessment of the estimated fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2015	13,459,000	$—	$—	—
Options granted during the period	—	—	—	—
Options cancelled during the period	(1,058,000)	0.10	—	—
Options exercised during the period	—	—	—	—
Balance at September 30, 2015	12,401,000	0.10	$0	8.93
Exercisable at September 30, 2015	6,870,333	0.10	$0	8.93
Expected to vest after September 30, 2015	5,270,497	0.10	$0	8.93

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s common stock of $0.0006 on September 30, 2015 and the exercise price of each option.

During the six months ended September 30, 2015, the Company recorded stock compensation expense of $134,505 of which $11,259, $79,900, and $43,346 was included in research and development, sales and marketing, and general and administrative expenses, respectively. Unearned compensation of $185,765 at September 30, 2015, related to non-vested stock options, will be recognized into expense over a weighted average period of .61 years.

During the six months ended September 30, 2014, the Company recorded stock compensation expense of $353,975 of which $47,972, $190,272, and $115,731 was included in research and development, sales and marketing, and general and administrative expenses, respectively.

Warrants

The following summarizes warrant activity for the Company during the nine months ended September 30, 2015:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2015	13,313,099	$0.15	3.4
Issued during the period	—	—	—
Exercised during the period	—	—	—
Outstanding September 30, 2015	13,313,099	$0.15	3.4

As of September 30, 2015, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

NOTE 10 – COMMITMENTS AND CONTINGINCIES

Purchase Commitments

In April 2014, the Company entered into an agreement with BASF to exclusively use BASF’s products for paint work. The agreement continues from May 2014 until the Company purchases in aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, the Company is required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount it actually purchased over this period. In consideration for the Company’s exclusive use of BASF’s products and fulfilling this purchase commitment, BASF paid the Company $250,000, which was recorded as deferred vendor consideration. This amount will be recorded as reduction to costs of goods sold based upon a prorated percentage of the purchased amount over the purchase commitment if the Company determines there is a reasonable certainty in achieving the purchase commitment.

In May 2014, the Company entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint material supplies. The agreement continues from May 2014 until the Company purchases in aggregate $1,555,000 of FinishMaster products. In consideration for the Company’s exclusive use of FinishMaster’s products and fulfilling this purchase commitment, FinishMaster paid the Company $25,000, which was recorded as deferred vendor consideration, and FinishMaster will pay an additional $25,000 upon the achievement of purchase level milestones, as outlined in the agreement. Should the Company not complete a set purchase level milestone, the Company would be required to re-pay the $25,000 along with $11,475 compensation to FinishMaster. This amount will be recorded as reduction to costs of goods sold based upon a prorated percentage of the purchased amount over the purchase commitment if the Company determines there is a reasonable certainty in achieving the purchase commitment.

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

NOTE 11 – SUBSEQUENT EVENTS

Authorized Shares

In June 2015, the board of directors approved an increase in the Company’s authorized shares from 500,000,000 to 2,500,000,000, which was effected in October 2015. As a result, the remaining shares of Super Voting Preferred Stock were converted into Common Stock of the Company and the Super Voting Preferred Stock ceased to be a designated series of the Company’s preferred stock.

Letter of Intent

On October 21, 2015, the Company entered into a Binding Letter of Intent (the “LOI”) with SM Funding Group, Inc. (“SM Funding”), W-Net Fund I, L.P., and Steve Saleen, pursuant to which the parties agreed to the terms of certain financing transactions with the Company.

Under the terms of the LOI, the Company and SM Funding will enter into a definitive purchase agreement whereby SM Funding or its affiliates will purchase from the Company senior convertible secured notes (the “Senior Notes”) in the aggregate amount of up to $2,000,000, but not less than $1,000,000, with an initial advance of $1,000,000 occurring within 7 business days after the execution of the LOI. The Company has received aggregate advances of approximately $600,000 under the LOI. The Senior Notes will have a term of 12 months, bear interest at a rate of 12% per annum, and will be, at the holder’s option, convertible into shares of preferred stock (“Preferred Stock”), to be issued by the Company in the Offering described below. The Senior Notes will be secured by all of the Company’s assets and will be senior to the Company’s current outstanding convertible debt held by existing 3% Note holders, but will not be senior to the Company’s senior secured note payable to Citizens Business Bank.

The Company will also offer to SM Funding or its affiliates that are accredited investors, in a private placement, up to $10,000,000 (the “Target Amount”) of Preferred Stock (the “Offering”), provided that the Offering may close for minimum proceeds of $8,000,000 (the “Minimum Amount”), including the conversion of the principal and interest under the Senior Notes. Upon completion of the Offering at the Target Amount, SM Funding Group will collectively and beneficially own 60.9% of the Company, the existing 3% Note and 7% Note holders will beneficially own 26.1% of the Company, Steve Saleen will beneficially own 10% of the Company (excluding a warrant to purchase 5% of the Company’s outstanding shares of Common Stock), and all other stockholders will beneficially own 3% of the Company.

The LOI may be terminated by mutual written consent of the Company and SM Funding, upon written notice from SM Funding that the results of its due diligence investigation are not satisfactory, or upon written notice by any party to the other parties if the financing under the Senior Notes in the amount of at least $1,000,000 has not been completed within 7 business days following the execution of the LOI.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three and six months ended September 30, 2015 and 2014. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro, Dodge Challenger and Tesla Model S platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2015 as filed on July 14, 2015. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our revenue, operating expenses, and net loss for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were as follows:

	For the Three months ended			Percentage
	September 30,			Change
	2015	2014	Change	Inc. (Dec.)
Revenue, net	$627,187	$866,524	$(239,337)	(28)%

Costs of goods sold	587,355	769,990	(182,635)	(24)%
Gross profit	39,832	96,534	(56,702)	(59)%
Operating expenses
Research and development	37,827	250,130	(212,303)	(85)%
Sales and marketing	192,127	443,767	(251,640)	(57)%
General and administrative	458,046	792,062	(334,016)	(42)%
Depreciation and Amortization	31,330	63,806	(32,476)	(51)%
Total operating expenses	719,330	1,549,765	(830,435)	(54)%
Loss from operations	(679,498)	(1,453,231)	773,733	(53)%
Other income (expenses)
Interest expense	(300,034)	(571,748)	271,714	(48)%
Private placement costs	—	(85,882)	85,882	(100)%
Gain on extinguishment of derivative liability	13,508	—	13,508	—
Change in fair value of derivative liabilities	140,986	27,156	113,830	419%
Net Loss	$(825,038)	$(2,083,705)	$1,258,667	(60)%

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

Total revenues for the three months ended September 30, 2015 were $627,187, a decrease of $239,337 or 28% from $866,524 for the three months ended September 30, 2014. The decrease in revenues was primarily related to lower chassis revenue, as more dealers during the three months ended September 30, 2015 versus the same period in the prior year opted to obtain and send to us the chassis rather than us having to procure the chassis. For chassis we procure, we record the related revenue and cost of the chassis with minimal to no margin. In addition, Ford’s change from the 2014 to the 2015 Mustang represented a major model change requiring us to make significant design and tooling modifications to our Saleen Mustang for which we experienced delays in obtaining tooling and other parts such as brakes and superchargers. During the same period in the prior year, Ford’s change from the 2013 to 2014 Mustang model year was minimal requiring minor changes and supply of parts was not disruptive. This was offset somewhat by higher volume of vehicles sold and increase in revenue from sales of aftermarket retail parts.

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

Total costs of goods sold for the three months ended September 30, 2015 were $587,355, a decrease of $182,635 or 24% from $769,990 of costs of goods sold for the three months ended September 30, 2014. The decrease was primarily attributable to the lower chassis costs, as dealers opted to obtain and send to us the chassis rather than us procuring the chassis on their behalf. This was offset somewhat by higher purchases of aftermarket parts due to increase in revenue from sales of aftermarket retail parts.

Gross Margin: Gross Margin from the sale of vehicles and parts decreased $56,702 to a margin of $39,832 for the three months ended September 30, 2015 from a gross margin of $96,534 for the three months ended September 30, 2014. Excluding a one-time charge of $62,500 incurred during the three months ended September 30, 2015, gross margin remained relatively consistent with the same period in the prior year. On a percentage basis and excluding this one time charge, gross margin was 16% for the three months ended September 30, 2015 versus 11% for the three months ended September 30, 2014. The increase in gross margin percentage was mainly related to lower chassis revenues.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses decreased by $212,303, or 85%, to $37,827 during the three months ended September 30, 2015 from $250,130 for the three months ended September 30, 2014. The decrease was primarily due to lower headcount and less expenses related to outside services along with lower non-cash stock based compensation expense.

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

Sales and marketing expenses decreased by $251,640, or 57%, to $192,127 for the three months ended September 30, 2015 from $443,767 for the three months ended September 30, 2014. The decrease was primarily related to lower non-cash stock based compensation; lower commissions due to less volume of car sales; and lower public relation expenses.

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

General and administrative expenses decreased by $334,016, or 42%, to $458,046 for the three months ended September 30, 2015 from $792,062 for the three months ended September 30, 2014. The decrease was primarily comprised of lower non-cash stock based compensation expense; lower professional fees; lower general and administrative salaries as a result of headcount reduction; lower auto, travel and entertainment costs due to less car show expenses; and decrease in other expenses primarily resulting from our efforts to reduce costs.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $32,476, or 51%, to $31,330 for the three months ended September 30, 2015 from $63,806 for the three months ended September 30, 2014.

Interest Expense: Interest expense decreased by $271,714 or 48% to $300,034 for the three months ended September 30, 2015 from $571,748 for the three months ended September 30, 2014. The decrease was primarily attributable to lower non-cash interest expense incurred during the three months ended September 30, 2015 as compared to same period in the prior year resulting from our increase in convertible notes.

Private Placement Costs: In conjunction with the issuance of 8% convertible notes in September 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $241,882 derivative liability with an offsetting charge to valuation discount of $156,000 with the remainder of $85,882 recorded as an expense included in other income (expense) during the three months ended September 30, 2014. We incurred no similar expense during the three months ended September 30, 2015.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $13,508 during the three months ended September 30, 2015 as a result of the extinguishment of derivative liabilities resulting from certain note holders’ request to convert their convertible debt to stock in accordance with the terms of their convertible notes. We incurred no similar expense during the three months ended September 30, 2014.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended September 30, 2015 and 2014, we recorded a gain of $140,986 and $271,156, respectively, due to the change in the fair value of our derivative liability.

Net Loss: Net loss decreased by $1,258,667, or 60%, to a net loss of $825,038 for the three months ended September 30, 2015 from a net loss of $2,083,705 for the three months ended September 30, 2014. The decrease in net loss was primarily attributable to a gain of $113,830 from the change in fair value of derivative liability; $85,882 of private placement costs incurred in the prior year; and $271,714 decrease in interest expense. This decrease in net loss was also positively impacted by $773,733 decrease in loss from operations related to $830,435 decrease in operating expenses offset by decrease of $56,702 in gross margin.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Our revenue, operating expenses, and net (loss) income for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 were as follows:

	For the Six months ended			Percentage
	September 30,			Change
	2015	2014	Change	Inc. (Dec.)
Revenue, net	$2,219,177	$2,563,901	$(344,724)	(13)%

Costs of goods sold	1,839,180	2,201,275	(362,095)	(16)%
Gross profit	379,997	362,626	17,371	5%
Operating expenses
Research and development	149,684	412,436	(262,752)	(64)%
Sales and marketing	402,658	999,392	(596,734)	(60)%
General and administrative	1,075,255	1,898,063	(822,808)	(43)%
Depreciation and Amortization	57,630	109,715	(52,085)	(47)%
Total operating expenses	1,685,227	3,419,606	(1,734,379)	(51)%
Loss from operations	(1,305,230)	(3,056,980)	1,751,750	(57)%
Other income (expenses)
Interest expense	(822,900)	(1,014,801)	191,901	(19)%
Private placement costs and loss on debt extinguishment	(27,760)	(85,882)	58,122	(68)%
Recognition of derivative liability	(174,437)	—	—	—
Gain on extinguishment of derivative liability	658,051	2,586,732	(1,928,681)	(75)%
Change in fair value of derivative liabilities	466,145	2,473,210	(2,007,065)	(81)%
Net (Loss) Income	$(1,206,131)	$902,279	$(2,108,410)	(234)%

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

Total revenues for the six months ended September 30, 2015 were $2,219,177, a decrease of $344,724 or 13% from $2,563,901 for the six months ended September 30, 2014. The decrease in revenues was mainly related to lower chassis revenue, as more dealers during the six months ended September 30, 2015 versus the same period in the prior year opted to obtain and send to us the chassis rather than us having to procure the chassis, and lower conversion revenue due to product mix of vehicles sold as volume remained consistent on a year over year basis. For chassis we procure, we record the related revenue and cost of the chassis with minimal to no margin. In addition, Ford’s change from the 2014 to the 2015 Mustang represented a major model change requiring us to make significant design and tooling modifications to our Saleen Mustang for which we experienced delays in obtaining tooling and other parts such as brakes and superchargers. During the same period in the prior year, Ford’s change from the 2013 to 2014 Mustang model year was minimal requiring minor changes and supply of parts was not disruptive. The decrease was offset somewhat by an increase in revenue from sales of our aftermarket retail parts.

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

Total costs of goods sold for the six months ended September 30, 2015 were $1,839,180, a decrease of $362,095 or 16% from $2,201,275 of costs of goods sold for the six months ended September 30, 2014. The decrease was primarily attributable to the decrease in the volume of vehicle sales during the six months ended September 30, 2015 as compared to the same period in the prior year.

Gross Margin: Gross margin from the sale of vehicles and parts increased $17,371 to a margin of $379,997 for the six months ended September 30, 2015 from a gross margin of $362,626 for the six months ended September 30, 2014. Excluding a one-time charge of $62,500 incurred during the six months ended September 30, 2015, gross margin increased $79,871 over the same period in the prior year. On a percentage of revenue basis and excluding this one time charge, gross margin was 20% for the six months ended September 30, 2015 versus 14% for the three months ended September 30, 2014. The increase in gross margin percentage was mainly related to lower chassis revenues.

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

Research and development expenses decreased by $262,752, or 64%, to $149,684 during the six months ended September 30, 2015 from $412,436 for the six months ended September 30, 2014. The decrease is primarily due to lower headcount and less expenses related to outside services along with lower non-cash stock based compensation expense.

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

Sales and marketing expenses decreased by $596,734, or 60%, to $402,658 for the six months ended September 30, 2015 from $999,392 for the six months ended September 30, 2014. The decrease was primarily related to lower car show expenses, as we incurred higher car show expenses in the prior year related to the 50th anniversary celebration of the Ford Mustang, and lower non-cash stock based compensation.

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

General and administrative expenses decreased by $822,808, or 43%, to $1,075,255 for the six months ended September 30, 2015 from $1,898,063 for the six months ended September 30, 2014. The decrease is primarily comprised of lower professional fees; lower general and administrative salaries as a result of headcount reduction; lower auto, travel and entertainment costs due to less car show expenses; lower non-cash stock based compensation; and decrease in other expenses primarily resulting from our efforts to reduce costs.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $52,085, or 47%, to $57,630 for the six months ended September 30, 2015 from $109,715 for the six months ended September 30, 2014.

Interest Expense: Interest expense decreased by $191,901 or 19% to $822,900 for the six months ended September 30, 2015 from $1,014,801 for the six months ended September 30, 2014. The decrease is primarily attributable to lower non-cash interest expense incurred during the six months ended September 30, 2015 as compared to same period in the prior year resulting from our increase in convertible notes.

Recognition of Derivative Liability: In June 2015, we determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of certain of our Notes. As a result, we recognized a derivative liability of $119,929 in June 2015. In addition, as a result of the assignment of a convertible note to a separate note holder, we recognized a derivative liability of $54,508 in June 2015. We did not incur a comparable expense during the six months ended September 30, 2014.

Private Placement Costs and loss on debt extinguishment: In conjunction with a note holder agreeing to assign their then outstanding note and principal balance of $49,240 to a separate note holder in exchange for the new note holder’s payment of $77,000 to the original note holder, we recorded $27,760 as loss on extinguishment during the six months ended September 30, 2015 representing the increase in principal balance from $49,240 to $77,000. In conjunction with the issuance of 8% convertible notes in September 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $241,882 derivative liability with an offsetting charge to valuation discount of $156,000 with the remainder of $85,882 recorded as private placement cost during the six months ended September 30, 2014.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $658,051 during the six months ended September 30, 2015 as a result of the extinguishment of derivative liabilities resulting from certain note holders’ request to convert their convertible debt to stock in accordance with the terms of their convertible notes. During the six months ended September 30, 2014, we recognized a gain of $2,586,732 related to the extinguishment of a derivative liability related to our 3% Senior Secured Convertible Notes.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the six months ended September 30, 2015, we recorded a gain of $466,145 due to the change in the fair value of our derivative liability. During the six months ended September 30, 2014, we recorded a $2,473,210 gain due to the change in the derivative liability from issuance date of which $2,446,054 related to the June 17, 2014 amendment.

Net Loss: Net loss increased by $2,108,410, or 234%, to a net loss of $1,206,131 for the six months ended September 30, 2015 from a net income of $902,279 for the six months ended September 30, 2014. The increase in net loss was primarily attributable to decrease of $1,928,681 in gain on extinguishment of derivative liability; $2,007,065 decrease in change in fair value of derivative liability; and $174,437 recognition of a derivative liability offset somewhat by $191,900 decrease in interest expense. This increase in net loss was offset by $1,751,750 decrease in loss from operations related to $1,734,379 decrease in operating expenses along with $17,371 improvement in gross profit.

Liquidity and Capital Resources

Our working capital deficiency as of September 30, 2015 and March 31, 2015 are follows:

	As of September 30, 2015	As of March 31, 2015
Current Assets	$272,013	$910,794
Current Liabilities	(7,207,930)	(7,961,458)
Net Working Capital Deficiency	$(6,935,917)	$(7,050,664)

Summary of cash flow activity for the nine months ended September 30, 2015 and December 31, 2013 are as follows:

Cash Flows

	Six months	Six months
	Ended	Ended
	September 30, 2015	September 30, 2014
Net cash used in Operating Activities	$(164,273)	$(1,714,196)
Net cash used in Investing Activities	(8,811)	(224,859)
Net cash provided by Financing Activities	45,000	446,427
Decrease in Cash during the nine month period	(128,084)	(1,492,628)
Cash, Beginning of Period	143,083	1,499,889
Cash, End of Period	14,999	7,216

Our principal sources of liquidity have been obtained from cash provided by financing, including through the private issuance of notes and sale of equity securities, gross margin achieved from the sales of high performance vehicles and aftermarket parts along with customer deposits received in advance of shipment. Our principal uses of cash have been primarily for production and purchase of parts for our high performance vehicles; expansion of operations; development of new products and improvement of existing products; expansion of marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved including sufficient cash flows to service existing debt. Additional funds will be needed in order to continue production and operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense and production requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the six months ended March 31, 2015, we incurred a loss from operations of $1,305,230 and utilized $164,273 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $9,945,225 and $6,935,917, respectively as of September 30, 2015, and as of that date, we owed $708,368 in past unpaid payroll and other taxes, which we have an installment agreement with the IRS whereby we are paying $10,000 a month; $947,636 of outstanding notes payable were in default; $1,232,250 of accounts payable was greater than 90 days past due; and $384,704 is owed on past due rent. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our condensed consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness. In addition, we currently do not maintain product liability and general insurance. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve revenues at a level that will achieve profitably and generate positive cash flows from operations. At September 30, 2015, we had cash on hand in the amount of $14,999 and we are not generating funds from operations to cover current production and operating expenses and we will have to obtain additional financing. As such, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate our business through and beyond the date of this Form 10-Q filing. To this end and as further discussed in Note 10 to our condensed consolidated financial statements and Form 8-K filed on October 21, 2015, in October 2015 we entered into a Binding Letter of Intent with SM Funding Group, Inc. (“SM Funding”) whereby SM Funding will purchase from us up to $2 million but not less than $1 million of senior convertible secured notes. In addition, we agreed to offer SM Funding or its affiliates up to $10 million of Preferred Stock. As of the date of this Form 10-Q filing, we have received $600,000 under this Letter of Intent. However, no assurance can be given that we will complete the financing transactions with SM Funding and no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of convertible debt and equity financing.

At September 30, 2015, we had a working capital deficit of $6,935,917 compared to a working capital deficit of $7,050,664 at March 31, 2015. The decrease in working capital deficit was primarily related to decrease in current liabilities of $753,528 primarily due to $949,759 decrease in derivative liability; $309,091 decrease in customer deposits; $203,449 decrease in accounts payables with related parties; and $79,130 decrease in notes payable. This decrease was offset by a decrease of $638,781 in current assets primarily due to $488,556 decrease in inventory and $128,084 decrease in cash.

Net cash used in operating activities for the fiscal year ended March 31, 2015 totaled $164,273 after the net loss of $1,206,131 was decreased by $41,909 of non-cash charges and by $999,949 in net changes to the working capital accounts. This compares to net cash used in operating activities for the six months ended September 30, 2014 of $1,714,196 after net income of $902,279 was decreased by $3,741,340 in non-cash charges and increased by $954,864 in net changes to the working capital accounts.

Net cash used in investing activities was $8,811 for six months ended September 30, 2015 as compared to $224,859 of cash used in investing activities for the six months ended September 30, 2014.

Net cash provided by financing activities for the six months ended September 30, 2015 was $45,000, which was comprised of $45,000 of principal payments on notes payable to related parties offset by $90,000 note payable received from a related party. This compares to net cash provided by financing activities for the six months ended September 30, 2014 of $446,427, of which $406,000 came through the issuance of our unsecured convertible notes, $177,500 came from the issuance of 1,183,344 shares of our common stock and $150,000 came from issuances of notes to related parties. Cash of $294,573 was used to pay principal on long-term notes.

Defaults on Notes and Accounts Payable

As of September 30, 2015, we were in default on $947,636 of unsecured notes payable; $1,232,250 of accounts payable was past 90 days outstanding; and $384,704 was past due on rent for our facilities. While we are in discussions with the note holders and vendors to arrange extended payment terms, the initiation of collection actions by these note holders and vendors may severely affect our ability to execute on our business plan and operations. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the six months ended September 30, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Binding Letter of Intent executed October 21, 2015, among Saleen Automotive, Inc., SM Funding Group, Inc., W-Net Fund I, L.P., and Steve Saleen. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55236) filed with the Securities and Exchange Commission on October 27, 2015.

10.2	Subordination Agreement dated October 21, 2015, among W-Net Fund I, L.P., other holders of Saleen Automotive’s secured debt, Saleen Automotive, Inc. and SM Funding Group, Inc, and Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55236) filed with the Securities and Exchange Commission on October 27, 2015.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: November 23, 2015	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer

