Form 10-Q
period 2015-12-31
Saleen Automotive, Inc.
filed 2016-03-24
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes [  ] No [X]

As of March 21, 2016, there were 2,072,139,662 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$60,850	$143,083
Accounts receivable, net of allowance for doubtful accounts of $271,658 at December 31, 2015 and March 31, 2015	22,218	4,945
Inventory	128,088	725,687
Prepaid expenses and other current assets	4,337	37,079
Total Current Assets	215,493	910,794

Property and equipment, net	525,262	592,116
Other assets	5,000	5,000
TOTAL ASSETS	$745,755	$1,507,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,616,048	$1,677,309
Due to related parties	191,602	326,512
Notes payable	571,750	671,750
Current portion of convertible notes, net of discount of nil and $250,892 at December 31, 2015 and March 31, 2015, respectively	922,254	267,332
Notes payable to related parties	345,584	267,000
Payroll and other taxes payable	762,639	745,503
Accrued interest on notes payable	617,786	387,005
Customer deposits	1,491,240	1,896,568
Deferred royalty revenue	500,000	-
Deferred vendor consideration	275,000	275,000
Derivative liability	181,565	1,268,588
Other current liabilities	186,913	178,891
Total Current Liabilities	7,662,381	7,961,458
Convertible notes payable, net of discount of $954,004 and $1,585,935 at December 31, 2015 and March 31, 2015, respectively	3,747,608	3,215,677
Total Liabilities	11,409,989	11,177,135

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2015 and March 31, 2015	-	-
Common Stock; $0.001 par value; 2,500,000, 000 and 500,000,000 shares authorized; 1,229,633,321 and 174,857,028 issued and outstanding at December 31, 2015 and March 31, 2015, respectively	1,229,632	174,856
Additional paid in capital	18,557,491	18,530,191
Accumulated deficit	(30,451,357)	(28,374,272)
Total Stockholders’ Deficit	(10,664,234)	(9,669,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$745,755	$1,507,910

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three month periods ended December 31,		Nine month periods ended December 31,
	2015	2014	2015	2014
Revenue, net	$552,342	$536,895	$2,771,518	$3,072,596

Costs of goods sold	493,681	552,788	2,332,861	2,725,378
Gross margin	58,661	(15,893)	438,657	347,218

Operating expenses
Research and development	40,939	144,316	190,625	543,070
Sales and marketing	204,346	232,666	607,005	1,209,248
General and administrative	468,654	801,757	1,543,907	2,736,796
Depreciation and amortization	22,034	40,608	79,664	150,323
Total operating expenses	735,973	1,219,347	2,421,201	4,639,437
Loss from operations	(677,312)	(1,235,240)	(1,982,544)	(4,292,219)
Other income (expenses)
Interest expense	(330,903)	(754,488)	(1,153,804)	(1,769,289)
Recognition of derivative liability	-	-	(174,437)	-
Private placement costs and loss on debt extinguishment	-	(582,347)	(27,760)	(668,230)
Gain on extinguishment of derivative liability	62,607	-	720,658	2,586,732
Change in fair value of derivative liabilities	74,657	129,182	540,802	2,602,392
Net loss	$(870,951)	$(2,442,893)	$(2,077,085)	$(1,540,614)
Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	998,464,607	156,891,289	896,120,531	146,930,440

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the Nine month period ended December 31, 2015

					Additional
	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, March 31, 2015	174,857,028	$174,856	-	$-	$18,530,191	$(28,374,272)	$(9,669,225)
Cancellation of Common Stock held by Steve Saleen, CEO in exchange for Super Voting Preferred Stock	(82,133,875)	(82,134)	82,134	82	82,052		-
Shares issued for services			63,000	63	113,337		113,400
Fair value of shares issued upon conversion of convertible notes and accrued interest	750,387,791	750,388			(243,617)		506,771
Fair value of shares issued as payments on accounts payable	2,380,377	2,380			45,227		47,607
Fair value of shares issued upon settlement of accounts payable, related party			239,008	239	253,975		254,214
Exchange of Super Voting Preferred Stock for Common Stock	384,142,000	384,142	(384,142)	(384)	(383,758)		-
Fair value of stock-based compensation					160,084		160,084
Net loss						(2,077,085)	(2,077,085)
Balance, December 31, 2015	1,229,633,321	$1,229,632	-	$-	$18,557,491	$(30,451,357)	$(10,664,234)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine month periods ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,077,085)	$(1,540,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,664	150,323
Gain on change in fair value of derivative liabilities	(540,802)	(2,602,392)
Gain on extinguishment of derivative liability	(720,658)	(2,586,732)
Gain on settlement of notes payable and accounts payable, related party	-	(89,938)
Amortization of discount on convertible notes	882,824	1,496,290
Loss on shares issued as payment on settlement of accounts payable		58,886
Fair value of share based compensation	160,084	580,933
Loss on debt extinguishment	27,760	-
Private placement costs	-	668,230
Recognition of derivative liability	174,437	-
Fair value of shares issued for services	113,400	170,000
Changes in working capital:
(Increase) Decrease in:
Accounts receivable	(17,273)	27,730
Inventory	597,599	31,456
Prepaid expenses and other assets	32,742	98,932
Increase (Decrease) in:
Accounts payable	(13,654)	(185,459)
Due to related parties	119,306	196,787
Payroll and taxes payable	17,136	(34,325)
Accrued interest	267,405	220,566
Customer deposits	(405,328)	928,255
Deferred royalty revenue	400,000	-
Deferred vendor consideration	-	275,000
Other liabilities	8,020	8,829
Net cash used in operating activities	(894,423)	(2,127,243)
Cash flows from investing activities
Purchases of property and equipment	(12,810)	(218,685)
Net cash used in investing activities	(12,810)	(218,685)
Cash flows from financing activities
Proceeds from unsecured convertible notes	-	638,225
Proceeds from unsecured convertible notes - related parties	-	250,000
Proceeds from secured convertible notes	750,000
Proceeds from notes payable - related parties	120,000	195,000
Principal payments on notes payable - related parties	(45,000)	-
Principal payments on notes payable	-	(326,751)
Proceeds from issuance of Common Stock	-	185,000
Net cash provided by financing activities	825,000	941,474
Net decrease in cash	(82,233)	(1,404,454)
Cash at beginning of period	143,083	1,499,889
Cash at end of period	$60,850	$95,435

(continued)

Saleen Automotive Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine month periods ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$3,484	$21,408
Income taxes	$-	$-

Supplemental schedule of non-cash financing activities:
Derivative liability related to conversion feature	$-	$1,306,455
Issuance of Common Stock on conversion of secured convertible Notes Payable and accrued interest	-	596,953
Issuance of Common Stock on conversion of unsecured convertible Notes payable and accrued interest	506,771	315,142
Issuance of Common Stock on payment of interest on Notes payable		537,235
Issuance of Common Stock as settlement of accounts payable	47,607	141,955
Issuance of Super Voting Preferred Stock as settlement of accounts payable, related parties	254,214	-
Fair value of beneficial conversion feature	-	250,000
Fair value of shares issued in exchange for amendment of convertible debts recorded as debt discount	-	112,059
Cancellation of Common Stock in exchange for Super Voting Preferred Stock	82,134	-
Accounts payable to be settled by equities securities	-	75,000
Reclass of note payable to offset deferred royalty revenue	100,000	-
Reclass of amounts to be settled through the issuance of equity securities	-	470,534

See accompanying notes which are an integral part of these condensed consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine month Periods Ended December 31, 2015 and 2014

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

NOTE 1 - NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Saleen Automotive, Inc. (formerly W270, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company designs, develops, manufactures and sells high performance vehicles built from base chassis of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. The Company is a low volume vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by the manufacturers (Ford, Chevrolet, Dodge and Tesla) of OEM American sports and electric vehicles. A high performance car is an automobile that is designed and constructed specifically for speed and performance. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling, aerodynamics and braking systems to support it. The Company’s Saleen-branded products include a complete line of upgraded high performance vehicles, automotive aftermarket specialty parts and lifestyle accessories.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2015, the Company incurred a net loss of $2,077,085 and utilized $894,423 of cash in operations. The Company also had a stockholders’ deficit and working capital deficit of $10,664,234 and $7,446,888, respectively, as of December 31, 2015, and as of that date, the Company owed $762,639 in past unpaid payroll and other taxes; $846,004 of outstanding notes payable were in default; $1,317,928 of accounts payable was greater than 90 days past due; and $401,689 is owed on past due rent as of the date of filing of this Form 10-Q. In addition, in May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under the Company’s 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the Company’s indebtedness.

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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. At December 31, 2015, the Company had cash on hand in the amount of $60,850 and is not generating sufficient funds to cover operations. The Company has utilized funding to operate the business during the nine months ended December 31, 2015 with advance royalty payments of $500,000 obtained from an Intellectual Property License Agreement entered into in June 2015 and has received proceeds of $750,000 and $120,000 in secured convertible notes and notes payable from a related party, respectively. However, the Company will need and is currently working on obtaining additional funds, primarily through the issuance of debt or equity securities to operate its business through and beyond the date of this Form 10-Q filing. As further discussed in the Company’s Form 8-K filed on December 8, 2015 and further in Note 5, on December 2, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with SM Funding Group, Inc. (“SM Funding”). Under the Purchase Agreement, the Company issued to SM Funding a 12% Senior Secured Convertible Note (“Senior Note”) under which SM Funding may advance to the Company up to $2,000,000. Amounts outstanding under the Senior Note are convertible into Preferred Stock the Company may issue to accredited investors in a private placement of up to $10,000,000, but not less than $8,000,000. Under the Senior Note, the Company agreed that it will not enter into, create, assume or suffer to exist any additional indebtedness for borrowed money. The Company has received aggregate advances from SM Funding of $750,000 as of December 31, 2015 and $960,000 as of the date of this filing of Form 10-Q. However, SM Funding is currently in default of its obligations to make advances to the Company under a Binding Letter of Intent (the “LOI”) the Company entered into with SM Funding on October 21, 2015. Accordingly, no assurance can be given that the Company will complete the financing transactions with SM Funding, including obtaining additional advances under the Senior Note, and no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of inventories and long lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, and equity instruments issued for financing and compensation. Actual results could differ from those estimates.

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

As of December 31, 2015 and March 31, 2015, the Company’s condensed consolidated balance sheets included the fair value of derivative liabilities of $181,565 and $1,268,588, respectively, which was based on Level 2 measurements.

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

For the three and nine months ended December 31, 2015 and 2014, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. As of December 31, 2015, stock options, warrants, and convertible notes convertible or exercisable into 6,870,333, 13,313,099, and 485,568,933 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

As of December 31, 2014, stock options, warrants, and convertible notes convertible or exercisable into 7,271,333, 13,313,099, and 139,159,937 shares of common stock, respectively, have been excluded from diluted loss per share because they are anti-dilutive.

Significant Concentrations

Two customers comprised 18% and 10% of sales, respectively, for the three months ended December 31, 2015 and one separate customer comprised 14% of sales for the nine months ended December 31, 2015. One customer comprised 93% of accounts receivable at December 31, 2015.

Sales to three separate customers comprised 28%, 11% and 10%, respectively, and one separate customer comprised 13% of revenues for the three and nine months ended December 31, 2014, respectively. Two different customers comprised 63% and 37% of accounts receivable as of December 31, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015	March 31, 2015
Tooling	$711,053	$698,243
Equipment	210,980	210,980
Leasehold improvements	203,310	203,310
Total, cost	1,125,343	1,112,533
Accumulated depreciation and amortization	(600,081)	(520,417)
Total Property, Plant and Equipment	$525,262	$592,116

Depreciation and amortization expense was $79,664 and $109,715 for the nine months ended December 31, 2015, and 2014, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable, exclusive of accrued interest, are comprised as follows:

	December 31, 2015	March 31, 2015
Senior secured note payable to a bank, secured by all assets of Saleen Signature Cars, guaranteed by the U.S. Small Business Administration and personally guaranteed by the Company’s CEO, payable in full in March 2015, currently in default (1)	$358,704	$358,704
Subordinated secured bonds payable, interest at 6% per annum payable at various maturity dates, currently in default (2)	97,000	97,000
Subordinated secured note payable, interest at 6% per annum, payable March 16, 2010, currently in default (3)	61,046	61,046
Unsecured notes payable, interest at 10% per annum payable on various dates from July 31 to March 31, 2010, currently in default (4)	55,000	55,000
Promissory note, interest at 6%, secured by a vehicle (5)	-	100,000
Total notes payable	$571,750	$671,750

(1)	On February 6, 2014, Saleen Signature Cars received a Complaint from a bank filed in California Superior Court, Riverside County alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed, which were paid as of March 31, 2014, and the occurrence of a change in control as a result of the Merger. The bank sought full payment of principal and interest owed. In April 2014, the Company entered into a settlement arrangement with the bank whereby the bank dismissed this case in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest through July 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the bank agreed to extend this arrangement through various dates with the last date being March 2015. On April 29, 2015, the bank filed a claim against the Company alleging breach of the loan agreement, breach of a commercial guaranty by Steve Saleen, Chairman and CEO, and the bank demanded full payment of principal and interest outstanding (see Note 10).

(2)	Bonds and notes issued on March 1, 2008, 2009 and 2010, payable in full upon one year from issuance. The Bonds accrue interest at 6% per annum and are secured by the personal property of Saleen Signature Cars. As of December 31, 2015 and March 31, 2015, respectively, the Bonds were in default due to non-payment.

(3)	Note payable issued on March 16, 2010 due in full on March 16, 2011. The note accrued interest at 10% per annum and was secured by three vehicles held in inventory by Saleen Signature Cars. On June 7, 2013, the Company entered into a Settlement Agreement and Mutual General Release by canceling this note and issuing a new unsecured 6% note payable due on or before August 19, 2013. The note was in default as of December 31, 2015 and March 31, 2015 due to non-payment.

(4)	In June 2014, the Company entered into a Settlement Agreement and Mutual Release agreement with a note holder for one of the notes that had an outstanding principal and interest of $100,000 and $53,374, respectively, in exchange for (1) issuance of 800,000 shares of its Common Stock and (2) cash payment of $35,000. The Company issued the common shares in June 2014 and determined the value to be $112,000, which was based on the value of the Common Stock of $0.14 as of the date of settlement. The remaining cash payment of $35,000 was unpaid and was included in notes payable as of December 31, 2015 and March 31, 2015. In addition, another separate note for $20,000 remains outstanding as of December 31, 2015 and is in default due to non-payment.

(5)	The Company entered into a note agreement on March 25, 2015 for $100,000 principal and interest bearing at a rate of 6% per annum. The note was secured by a vehicle provided to the note holder by the Company and was due on demand after 60 days following the date the secured vehicle was returned to the Company. In June 2015, the note holder agreed to cancel this note and attribute the then principal outstanding of $100,000 as partial payment against advance royalties received in conjunction with an Intellectual Property License Agreement entered into with the note holder (see Note 7).

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties, exclusive of accrued interest, are as follows:

	December 31, 2015	March 31, 2015
Unsecured note payable to a stockholder at 10% per annum, due on April 1, 2014, currently in default.	$102,000	$102,000
Unsecured 10% note payable to a stockholder and convertible note holder at 10% per annum, payable on demand	120,000	-
Unsecured payable to a stockholder at 10% per annum, payable on demand	123,584	165,000
Total notes payable, related parties	$345,584	$267,000

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, exclusive of accrued interest, are as follows:

	December 31, 2015	March 31, 2015
3% Senior secured convertible notes payable to a private accredited investor group, convertible into 133,666,799 shares of Common Stock (including accrued interest), $2,001,720 due in June 2017 and $499,892 due in January 2019.	$2,501,612	$2,501,612

12% Senior secured convertible note payable to a private accredited inventory group, due on October 12, 2016, convertible into shares of preferred stock that may be issued by the Company in a subsequent offering	750,000	-

7% Unsecured convertible notes payable to private accredited investor group, convertible into 82,484,267 shares of Common Stock (including accrued interest) as of December 31, 2015, interest accrued at 7% per annum, notes mature in March 2017	2,200,000	2,200,000

Unsecured convertible notes payable to five separate private accredited investors, convertible into 269,824,686 shares of Common Stock (including accrued interest) as of December 31, 2015, interest accrued at 8% to 12% per annum, notes mature on various dates ending before December 31, 2015, in default	172,254	618,225
	5,623,866	5,319,837
Less: discount on notes payable	(954,004)	(1,836,828)
Notes payable, net of discount	4,669,862	3,483,009
Less: notes payable, current	(922,254)	(267,332)
Notes payable, long-term	$3,747,608	$3,215,677

3% Senior secured convertible notes

On June 26, 2013, pursuant to a Securities Purchase Agreement, as amended, the Company issued senior secured convertible notes, having a total principal amount of $3,000,000, to 12 accredited investors (“2013 Notes”). The 3% Notes pay 3.0% interest per annum with a maturity of 4 years from the date of issuance (June 2017 and January 2019) and are secured by all assets and intellectual property of the Company. No cash interest payments will be required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted.

Each 3% Note is convertible at any time into Common Stock at a specified conversion price, which initially was $0.075 per share. In June 2014, the Company entered into a First Amendment to Saleen Automotive, Inc. 3.0% Secured Convertible Note (“3% First Amendment”) and removed all specified adjustments to the conversion price except for standard anti-dilution provisions whereby if the Company consummates a reorganization transaction, pays dividends or enters into a stock split of its common shares the conversion price would adjust proportionally. In addition, if a Fundamental Transaction, as defined in the 2013 Note agreement, were to occur the potential liquidated damage was set to a fixed amount. As an inducement for the amendment, the Company issued an aggregate of 389,923 shares of Common Stock with a fair value of $58,488 determined based on the market value of the Company’s Common Stock of $0.15 as of the date of issuance. Further, the Company accounted for this amendment as a modification for accounting purposes, and as such, the derivative liability recorded of when the note was originally issued was deemed extinguished.

On January 23, 2015, the Company entered into a Second Amendment to 3% Senior Secured Convertible Notes whereby the conversion price of the 2013 Notes were amended to be the lesser of (a) $0.075 and (b) 70% of the average of the three lowest VWAPs occurring during the twenty consecutive trading days immediately preceding the applicable conversion date on which the note holders elect to convert all or part of the note. However, in no event shall the conversion price be less than $0.02. In conjunction with this amendment, the Company entered into two additional 3% Senior Secured Convertible Notes in the principal amount of $499,892 with two accredited investors who participated in the June 26, 2013 offering (“2015 Notes” and collectively “3% Notes”) of which $98,708 was converted from a revolver note payable previously entered into with one investor in November 2013.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302 (see Note 3). A default under the loan agreement triggers a cross default under the 3% Notes enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of the indebtedness under the 3% Notes requiring the Company to pay, upon such acceleration, the sum of (1) 120% of the outstanding principal plus (2) 100% of all accrued and unpaid interest plus (3) all other amounts due under the 3% Notes. Upon the occurrence of an event of default under the 3% Notes interest accrues at the rate of 12% per annum. The Company continues to classify the 3% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend its position. As of the date of this filing of Form 10-Q, the Company has not received a notice of default from the holders of the 3% Notes.

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

During the nine months ended December 31, 2015 and 2014, the Company amortized $24,761 and $270,701, respectively, of the valuation discount. The remaining unamortized valuation discount of $49,260 and $74,021 as of December 31, 2015 and March 31, 2015, respectively, has been offset against the face amount of the notes for financial statement purposes. As of December 31, 2015, the principal balance of the convertible Notes outstanding was $2,501,612 and potentially convertible into 133,666,799 shares of Common Stock including accrued and unpaid interest.

12% Senior secured convertible note

As noted above under “Going Concern” on December 2, 2015, the Company entered into the Purchase Agreement with SM Funding. Under the Purchase Agreement, the Company issued to SM Funding a 12% Senior Secured Convertible Note under which SM Funding may advance to the Company up to $2,000,000. Pursuant to the LOI (defined below) SM Funding was required to advance the Company at least $1,000,000 within seven business days after its execution in October 2015. However, as of December 31, 2015, the Company had only received aggregate advances from SM Funding of $750,000 evidenced by the Senior Note. Advances under the Senior Note will mature on October 12, 2016, bear interest at a rate of 12% per annum, and will be, at the holder’s option, convertible into shares of preferred stock (“Preferred Stock”) that may be issued by the Company in an offering described below. The Company’s subsidiaries have guaranteed the obligations under the Senior Note pursuant to a Subsidiary Guaranty, and the Company’s obligations under the Senior Note and the obligations of its subsidiaries under the Subsidiary Guaranty are secured pursuant to a Security Agreement and an Intellectual Property Security Agreement the Company entered into in favor of SM Funding. In addition, pursuant to a Binding Letter of Intent (the “LOI”) the Company entered into with SM Funding on October 21, 2015, the Company entered into a Subordination Agreement with SM Funding and certain existing holders of the Company’s existing 3% Senior secured convertible notes discussed above and 7% Unsecured convertible notes discussed below (the “Existing Lenders”) to memorialize the senior position of the Senior Note relative to the notes held by the holders of the 3% Notes.

Amounts outstanding under the Senior Note are convertible into Preferred Stock the Company may issue to accredited investors in a private placement of up to $10,000,000 (the “Target Amount”) but not less than $8,000,000, including the conversion of the principal and interest under the Senior Note (the “Qualified Offering”). Pursuant to the LOI and the Senior Note, upon completion of the Qualified Offering at the Target Amount, the investors in the Qualified Offering will collectively and beneficially own 60.9% of the Company, the Existing Lenders will beneficially own 26.1% of the Company (pursuant to the conversion of their notes into shares of preferred stock), Steve Saleen will beneficially own 10% of the Company (excluding a warrant to purchase 5% of the Company’s outstanding shares of Common Stock), and all other stockholders will beneficially own approximately 3% of the Company. There can be no assurance that SM Funding will make additional advances to the Company under the Senior Note or that the Company will be able to consummate a Qualified Offering with SM Funding or otherwise.

Without the prior written consent of the holder of the Senior Note, the Company is prohibited from (i) entering into, creating, assuming or suffering to exist any additional indebtedness for borrowed money, (ii) entering into, creating, assuming or suffering to exist any additional liens on or with respect to any of the Company’s properties or assets, (iii) repurchasing shares of the Company’s Common Stock or common stock equivalents other than repurchases of common stock or common stock equivalents from departing employees up to an aggregate maximum of $150,000, (iv) paying cash dividends, and (v) entering into transactions with its affiliates that would be required to be disclosed in public filings with the Securities and Exchange Commission, unless such transaction is expressly approved by a majority of the disinterested directors on the Company’s board of directors.

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

As the initial conversion price of $0.07 reflected a price discount below the fair market value of the Company’s Common Stock as of the issuance date of the 7% Notes, the Company determined that there was deemed a beneficial conversion feature associated with these 7% Notes. As such, the Company recorded $2,250,000 and $250,000 in March 2014 and April 2014, respectively, representing the intrinsic value of the beneficial conversion feature at the issuance date of the 7% Notes in additional paid-in capital. The value of the beneficial conversion feature is being amortized as additional interest expense over the term of the 7% Notes, which totaled $544,556 and $422,206 for the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and March 31, 2015, the remaining unamortized valuation discount of $904,744 and $1,449,300, respectively, has been offset against the face amount of the notes for financial statement purposes. As of December 31, 2015, the outstanding principal balance of these notes was $2,200,000 and potentially convertible into 82,077,448 shares of Common Stock including accrued and unpaid interest.

In May 2015, the Company received a complaint from a bank alleging breach of the loan agreement and breach of a commercial guaranty by Steve Saleen and demanded full payment of principal, interest and fees of $369,302 (see Note 3). If the bank is successful in their claim of default, such default would trigger a cross default under the 7.0% Notes enabling the holders thereof to, at their election, accelerate the maturity of the outstanding indebtedness under the 7% Notes requiring the Company to pay, upon such acceleration, the greater of (1) 120% of the outstanding principal (plus all accrued and unpaid interest) and (2) the product of (a) the highest closing price for the five trading immediately preceding the holder’s acceleration and (b) a fraction, of which the numerator is the entire outstanding principal, and of which the denominator is the then applicable conversion price. Upon the occurrence of an event of default under the 7% Notes interest accrues at the rate of 24% per annum. The Company continues to classify the 7% Notes as long term, as a judgment against the Company has not been granted and the Company disagrees with the compliant and plans to defend its position. As of the date of this filing of Form 10-Q, the Company has not received a notice of default from the holders of the 7% Notes.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of the 7% Notes. As a result, the Company determined that the conversion feature of the 7% Notes was not considered indexed to the Company’s own stock pursuant to FASB guidance on “Determining Whether an Instrument Indexed to an Entity’s Own Stock,” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Therefore, the Company characterized the fair value of the 7% Note conversion feature of $13,148 in June 2015 as derivative liability. See Note 6 for further discussion.

Unsecured convertible notes

From September 2014 to December 2014, the Company issued Unsecured Convertible Promissory Notes (“Notes”) to eight separate accredited investors with a remaining principal balance of $172,254 and $618,225 as of December 31, 2015 and March 31, 2015, respectively. The original Notes contained interest ranging from 8% to 12% per annum and matured on various dates from April 2015 to December 2016. The notes outstanding as of December 31, 2015 contain interest rates ranging from 8% to 10% and matured on dates prior to December 31, 2015 and as such, were in default as of December 31, 2015. The Company may not prepay the Notes without the Note holder’s consent. Notes under default contain provisions that, as defined in the agreements, the amount owed could increase by amounts ranging from 135% to 150% depending on the event of default. In addition, in the event of non-payment when due, the interest rates would increase to between 20% and 25% per annum from the date due until paid.

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

During the nine months ended December 31, 2015, Note holders converted $473,731 of principal and $33,040 of accrued interest into 750,387,791 shares of the Company’s Common Stock. In addition, in June 2015, the Company agreed to allow one note holder to assign their then note principal balance of $49,240, which was in default due to non-payment after maturity date and insufficient availability of Common Stock available upon conversion, to a separate note holder, who is also a note holder under the 3% Notes and 7% Notes, for the new note holder’s payment of $77,000 to the original note holder. As a result of this assignment, the Company recorded $27,760 as loss on extinguishment during the nine months ended December 31, 2015 as a result of the increase in principal balance from $49,240 to $77,000. As of December 31, 2015, the principal balance of the convertible Notes outstanding was $172,254 and potentially convertible into 269,824,686 shares of Common Stock including accrued and unpaid interest.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In addition, the Company determined that instruments with floor prices ranging from $0.001 to $0.00005 were de minimis and in substance not indexed to the Company’s own stock. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $1,306,455. As such, the Company recorded a $1,306,455 derivative liability, of which $638,225 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $668,230 recorded as private placement costs in the Consolidated Statement of Operations for the year ended March 31, 2015. The balance of the unamortized discount was $313,507 at March 31, 2015. During the nine months ended December 31, 2015, the Company amortized $313,507 of the valuation discount to interest expense.

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

The derivative liability was valued at the following dates using a Weighted-Average Black-Scholes-Merton model with the following assumptions:

	December 31, 2015	June 30, 2015	March 31, 2015
Conversion feature:
Risk-free interest rate	0.01 - 1.31%	0.02 - 0.03	0.004 - 1.55%
Expected volatility	217%	203%	179%
Expected life (in years)	.01 - 1.5 years	1.62 - 1.8 years	.2 - 1.6 years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$181,565	$174,437	$1,268,588

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own stock’s volatility as the estimated volatility. The expected life of the conversion feature of the notes was based on the estimated remaining terms of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its holders of Common Stock in the past and does not expect to pay dividends to holders of its Common Stock in the future.

During the nine months ended December 31, 2015 and 2014, the Company recognized $540,802 and $2,602,392, respectively, as other income, which represented the difference in the value of the derivative from the respective prior period. In addition, the Company recognized a gain of $720,658 and $2,586,732, which represented the extinguishment of derivative liabilities related to the conversion of the unsecured convertible notes during the nine months ended December 31, 2015 and 2014, respectively.

In June 2015, the Company determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of certain of its Notes. As a result, the Company was required to record a derivative liability of $174,437 in June 2015.

NOTE 7 - ADVANCE ROYALTY

In June 2015, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with Saleen Motors International, LLC, a Delaware limited liability company (“SMI”) and a wholly owned subsidiary of GreenTech Automotive, Inc. (“GTA”) and non-affiliated subsidiary of the Company. Pursuant to the License Agreement, the Company granted to SMI an irrevocable, fully paid-up (subject to certain royalty fees), sublicensable license during the term of the License Agreement to use all of the Company’s intellectual property on an exclusive basis worldwide other than in North America, Europe, Middle East and Australia (as applicable, the “Territory”), and to make, promote, sell and otherwise exploit the Company’s intellectual property in the Territory. The License Agreement has an initial term of 10 years, with automatic renewal for periods of five years at SMI’s election provided that the number of Saleen branded vehicles sold by SMI in the prior 12-month period is not less than the average number of Saleen-branded vehicles sold by the Company and subsidiaries in the most recently available three-year period. The License Agreement may be terminated by mutual written agreement, upon a material breach, which remains uncured (with SMI having the right to cure no more than 3 breaches of its obligation to pay royalties) for 15 days after written notice of such breach, or in the event of SMI’s bankruptcy.

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

As part of the License agreement, SMI agreed to advance to the Company $500,000 in royalties of which $250,000 was applied from loan advances previously made to the Company under the 10% Notes made by GTA pursuant to a Securities Purchase Agreement and 10.0% First Lien Convertible Note entered into in May 2015; $100,000 was applied from the cancelation of a note entered into between GTA and the Company in March 2015; and $150,000 was paid by GTA in cash to the Company. As of December 31, 2015, the Company recognized a deferred advance royalty of $500,000 and will recognize this amount as revenue based on actual future royalties resulting from sales by SMI under the License Agreement.

Except for the transactions under the agreements described above and the Company’s Joint Branding, Marketing, and Distribution Agreement with WM Industries Corp. (an affiliate of SMI and GTA) dated March 2014, none of the Company or its subsidiaries had any material relationship with SMI, GTA and its affiliates.

NOTE 8 - RELATED PARTY TRANSACTIONS

The amounts of accounts payable to related parties as of December 31 and March 31, 2015 are as follows:

Related Party:	December 31, 2015	March 31, 2015
Steve Saleen (a)	$122,759	$223,455
Top Hat Capital (b)	62,500	62,500
Crystal Research	6,343	6,343
Molly Saleen, Inc. (c)	-	34,214
	$191,602	$326,512

(a)	As of March 31, 2015 the Company owed $223,455 to Mr. Saleen for his unpaid officers’ salary. On June 16, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors. Further, during the nine months ended December 31, 2015, the Company incurred $122,759 in officers’ salary expense to its Director, Chairman and CEO, Mr. Steve Saleen, which was due and owing as of December 31, 2015. As discussed in Note 9, in October 2015, shares of Super Voting Preferred stock were converted into shares of Common Stock.

(b)	The Company previously incurred $75,000 of expense, of which the Company paid $12,500, for investment advisor and research services provided by Top Hat Capital, whose co-founder and Managing Partner, Jeffrey Kraws, is a Director of the Company. As of December 31 and March 31, 2015, $62,500 was payable to Top Hat Capital for these services.

(c)	As of March 31, 2015 the Company owed $34,214 for apparel merchandise purchased on behalf of the Company by Molly Saleen, Inc., dba Mollypop (“Mollypop”), who’s owner, Molly Saleen, is the Chief Executive Officer of Mollypop and is the daughter of Steve Saleen. On June 22, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for the amount owed of $34,214. The per share price of Super Voting Preferred Stock issued to Mollypop was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. During the nine months ended December 31, 2015, the Company incurred $802 of such costs, which was paid. As discussed in Note 9, in October 2015, shares of Super Voting Preferred stock were converted into shares of Common Stock.

Other Transactions

On June 22, 2015, the Company issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel. The per share price of Super Voting Preferred Stock issued to MLG was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. As discussed in Note 9, in October 2015, all shares of Super Voting Preferred stock were converted into shares of Common Stock.

NOTE 9 - STOCKHOLDERS’ EQUITY

Authorized Shares

In June 2015, the board of directors approved an increase in the Company’s authorized shares from 500,000,000 to 2,500,000,000. The increase became effective in October 2015.

Issuance of Common Stock

During the nine months ended December 31, 2015, the Company issued an aggregate of 750,387,791 shares of common stock upon conversion of the Company’s convertible notes payable and accrued interest amounting to $506,771 (see Note 5).

During the nine months ended December 31, 2015, the Company entered into Settlement Agreement and Mutual Release agreement with a vendor whereby the Company issued an aggregate of 2,380,377 shares of Common Stock with a fair value of $47,607 in exchange for extinguishment of amount owed of $47,607. The value of the Common Stock was based on the market price of the Company’s Common Stock as of the date of the Settlement Agreement.

Designation of Super Voting Preferred

On June 12, 2015, the Company filed a Certificate of Designation designating the rights and restrictions of 1,000,000 shares of Super Voting Preferred Stock, par value $0.001 per share, pursuant to resolutions approved by the Company’s Board of Directors on June 11, 2015. In October 2015, upon the increase in our authorized shares of common stock to 2,500,000,000, all 384,142 outstanding shares of Super Voting Preferred Stock were automatically cancelled and converted into 384,142,000 shares of Common Stock , and the Super Voting Preferred Stock ceased to be a designated class of Preferred Stock.

Issuance of Super Voting Preferred

During the nine months ended December 31, 2015, the Company issued 63,000 shares of Super Voting Preferred Stock to Michaels Law Group, APLC (“MLG”) as a retainer for legal services to be provided by MLG in connection with various outstanding claims and suits in which the Company is plaintiff, and for other legal matters. Jonathan Michaels, the founding member of MLG, previously served as a member of the Company’s Board of Directors and as our general counsel. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors. The Company recorded these fees as general and administrative expense during the nine months ended December 31, 2015.

During the nine months ended December 31, 2015, the Company issued 220,000 shares of Super Voting Preferred Stock to Mr. Saleen in satisfaction of $220,000 of debt owed to Mr. Saleen. The per share price of Super Voting Preferred Stock issued to Mr. Saleen was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.001) of Common Stock as of June 11, 2015, the date the issuance was approved by the Company’s Board of Directors.

During the nine months ended December 31, 2015, the Company issued to Mollypop, 19,007.777 shares of Super Voting Preferred Stock to reimburse Mollypop for $34,214 of merchandise previously purchased by Mollypop on the Company’s behalf and owed to Mollypop as of March 31, 2015. The per share price of Super Voting Preferred Stock issued was based on the conversion ratio of Super Voting Preferred Stock into 1,000 shares of Common Stock, multiplied by the per share closing price ($0.0018) of Common Stock as of June 19, 2015, the date the issuance was approved by the Board of Directors.

In order to make available additional shares of Common Stock to facilitate the conversion of outstanding debt, during the nine months ended December 31, 2015 the Company issued to Steve Saleen, the Company’s Chief Executive Officer and President, 82,133.875 shares of Super Voting Preferred Stock in exchange for 82,133,875 shares of Common Stock held by Mr. Saleen.

As discussed above, all shares of Super Voting Preferred Stock were automatically cancelled and converted into shares of Common Stock in October 2015.

Omnibus Incentive Plan

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company’s assessment of the estimated fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Balance at March 31, 2015	13,459,000	$-	$-	-
Options granted during the period	-	-	-	-
Options cancelled during the period	(792,334)	0.10	-	-
Options exercised during the period	-	-	-	-
Balance at December 31, 2015	12,666,666	$0.10	$0	8.69
Exercisable at December 31, 2015	6,870,333	$0.10	$0	8.71
Expected to vest after December 31, 2015	5,796,333	$0.10	$0	8.69

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s common stock of $0.0007 on December 31, 2015 and the exercise price of each option.

During the nine months ended December 31, 2015, the Company recorded stock compensation expense of $160,084 of which $5,782, $120,069, and $34,233 was included in research and development, sales and marketing, and general and administrative expenses, respectively. Unearned compensation of $143,997 at December 31, 2015, related to non-vested stock options, will be recognized into expense over a weighted average period of .4 years.

During the nine months ended December 31, 2014, the Company recorded stock compensation expense of $580,933 of which $56,805, $229,305, and $294,822 was included in research and development, sales and marketing, and general and administrative expenses, respectively.

Warrants

The following summarizes warrant activity for the Company during the nine months ended December 31, 2015:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding March 31, 2015	13,313,099	$0.15	3.4
Issued during the period	-	-	-
Exercised during the period	-	-	-
Outstanding December 31, 2015	13,313,099	$0.15	3.4

As of December 31, 2015, 13,313,099 warrants were exercisable and the intrinsic value of the warrants was nil.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In April 2014, the Company entered into an agreement with BASF to exclusively use BASF’s products for paint work. The agreement continues from May 2014 until the Company purchases in the aggregate $4,131,000 of BASF products. If the aggregate purchases of BASF products are less than $1,697,000 over a period of 36 consecutive months, the Company is required to repay BASF 6.1% of the shortfall between $1,697,000 and the amount it actually purchased over this period. In consideration for the Company’s exclusive use of BASF’s products and fulfilling this purchase commitment, BASF paid the Company $250,000, which was recorded as deferred vendor consideration. This amount will be recorded as reduction to costs of goods sold in future periods based upon a prorated percentage of the purchased amount over the purchase commitment if the Company determines there is a reasonable certainty in achieving the purchase commitment.

In May 2014, the Company entered into an agreement with FinishMaster, Inc. (“FinishMaster”) to exclusively use FinishMaster’s paint material supplies. The agreement continues from May 2014 until the Company purchases in the aggregate $1,555,000 of FinishMaster products. In consideration for the Company’s exclusive use of FinishMaster’s products and fulfilling this purchase commitment, FinishMaster paid the Company $25,000, which was recorded as deferred vendor consideration, and FinishMaster will pay an additional $25,000 upon the achievement of purchase level milestones, as outlined in the agreement. Should the Company not complete a set purchase level milestone, the Company would be required to re-pay the $25,000 along with $11,475 compensation to FinishMaster. This amount will be recorded as reduction to costs of goods sold in future periods based upon a prorated percentage of the purchased amount over the purchase commitment if the Company determines there is a reasonable certainty in achieving the purchase commitment.

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

The Company is a defendant in a case filed by MSY Trading, Inc. on April 13, 2012 in the California Superior Court, Riverside County, that claimed breach of contract related to an engine installed by a third party vendor. The suit claimed $200,000 in damages plus interest, legal fees and costs of litigation. SSC filed a cross complaint against MSY Trading, Inc. for breach of warranty, negligence, and indemnification. On January 10, 2014, the Company settled this claim by agreeing to pay $112,500 over a period of 18 months, of which we paid $45,500 through August 2014. Subsequent to this date the Company defaulted on these payment obligations. On October 30, 2014, a judgment was entered against SSC in the amount of $68,950, which the Company accrued for in accounts payable.

In December 2014, Saleen Automotive, Inc. (formerly Saleen Electric Automotive, Inc.), the Company’s wholly-owned subsidiary, received a Complaint from Green Global Automotive B.V. (“GAA”) alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing, related to a European Distribution Agreement entered into in December 2011 between GAA and Saleen Automotive. The suit seeks contract and economic damages of $50,000 along with compensatory damages, restoration, lost profits and attorneys’ fees. The Company believes this case is without merit and that the Company is not liable under the alleged contract.

In December 2014, the Company received a Complaint from Ford of Escondido seeking damages based on 1) claim and delivery of personal property, 2) money due on a contract, and 3) common count. This matter was settled with the Company agreeing to a judgment in the amount of $300,000 and the transfer to the Company of title to four vehicles held by Ford of Escondido. The judgment has been entered, but no collection efforts have started.

In February 2014, SSC received a Complaint from Citizens Business Bank (the “Bank”) alleging, among other matters, breach of contract due to non-timely payment of November and December 2013 principal amounts owed and the occurrence of a change in control as a result of the Merger. In April 2014, the Bank agreed to dismiss the suit in exchange for payment of $124,000 that was applied towards principal and unpaid fees along with advance loan principal and interest for May, June and July 2014, and the agreement to pay the remaining recorded balance due of $443,000 to the Bank in August 2014. From August 2014 to March 31, 2015, in exchange for payments totaling $90,000, the Bank agreed to extend this arrangement through various dates with the last date being March 2015. The Company did not pay the then outstanding principal and interest in March 2015 and the Bank did not agree to an additional extension. In May 2015, the Company was notified of a lawsuit filed by the Bank in the Superior Court of the State of California, County of Riverside, alleging breach of the Loan Agreement with the Bank, breach of a commercial guaranty by Steve Saleen and indebtedness for principal and interest of at least $369,302, and seeking appointment, which has not been granted by the court as of the date of this filing, of a limited purpose receiver and a temporary restraining order enjoining the Company from transferring the collateral securing the loan, which related to SSC. The main complaint by the Bank stems from the Company’s reverse merger that occurred in June 2013 whereby the Bank deemed this event to constitute a change in control, as defined in the loan agreement. The Company disagrees with the Bank’s interpretation and believes the claims by the bank are without merit. Although the Company currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on the Company’s financial statements, these matters are subject to inherent uncertainties and management’s views of these matters may change in the future.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2015 through the date of this Filing of this Form 10-Q, SM Funding advanced the Company $210,000 under the terms of the 12% Senior Secured Note, as discussed in Note 5.

In January, February 2016 and as of the date of the Filing of this Form 10-Q, note holders related to the unsecured convertible notes, as discussed in Note 5, converted approximately $200,000 of principal and interest into 842,506,341 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Saleen Automotive, Inc. and subsidiaries for the three and nine months ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with the financial statements of Saleen Automotive, Inc. and subsidiaries and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, our ability to successfully achieve profitability and positive cash flows from operations, our ability to raise additional funds required to continue our operations and meet our planned business objectives, the dilutive impact of the sale of equity securities to obtain needed additional financing, the potential issuance of shares or securities convertible into or exchangeable for shares that would result in a change of control of our company in connection with a financing transaction, the impact of changes in demand for our products, our success with new product development, our success with current dealers and our ability to expand our dealer base, our ability to maintain or grow our market share, our ability to obtain Ford Mustang, Chevrolet Camaro, Dodge Challenger and Tesla Model S platform vehicles, our effectiveness in managing development and manufacturing processes, and the other risks as set forth under “Part I, Item 1A - Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2015 as filed on July 14, 2015. These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

We design, develop, manufacture and sell high performance cars built from base chassis of Ford Mustangs, Chevrolet Camaros, Dodge Challengers and Tesla Model S vehicles. We are a low volume specialist vehicle design, engineering and manufacturing company focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers (Ford, Chevrolet, Dodge and Tesla)) of OEM American sports and electric vehicles and the production of high performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. A high performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high performance car involves not only providing a capable power train but also providing the handling and braking systems to support it. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. We are also planning to develop an American supercar. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine.

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

In June 2015, our board of directors approved an increase in our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increase became effective in October 2015.

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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Our revenue, operating expenses, and net loss for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 were as follows:

	For the Three months ended			Percentage
	December 31,			Change
	2015	2014	Change	Inc. (Dec.)
Revenue, net	$552,342	$536,895	$15,447	3%

Costs of goods sold	493,681	552,788	(59,107)	(11%)
Gross profit (loss)	58,661	(15,893)	74,554	(469%)
Operating expenses
Research and development	40,939	144,316	(103,377)	(72%)
Sales and marketing	204,346	232,666	(28,320)	(12%)
General and administrative	468,654	801,757	(333,103)	(42%)
Depreciation and amortization	20,034	40,608	(18,574)	(46%)
Total operating expenses	735,973	1,219,347	(483,374)	(40%)
Loss from operations	(677,312)	(1,235,240)	557,928	(45%)
Other income (expenses)
Interest expense	(330,903)	(754,488)	423,585	(56%)
Private placement costs and loss on debt extinguishment	-	(582,347)	582,347	-
Gain on extinguishment of derivative liability	62,607	-	62,607	-
Change in fair value of derivative liabilities	74,657	129,182	(54,525)	(42%)
Net Loss	$(870,951)	$(2,442,893)	$1,571,942	(64%)

Revenues: Revenue primarily consists of sales of high performance vehicles and aftermarket retail parts. Our revenue from high performance muscle car vehicles generally includes our sales of base chassis (Mustang, Camaro or Challenger), on which we normally generate minimal or no margin, and revenues from the production and conversion of the base Mustang, Camaro, Challenger and Tesla Model S chassis into a Saleen high performance vehicle. We also generate revenues from the retail sale of specialty automotive aftermarket parts, Saleen lifestyle accessories and other Saleen-branded products sold to our base of Saleen automotive vehicle enthusiasts in the U.S. and overseas. Additionally, many of these parts and accessories are marketed and sold to the owners of Ford Mustangs, Chevrolet Camaros and Dodge Challengers.

Total revenues for the three months ended December 31, 2015 were $552,342, an increase of $15,447 or 3% from $536,895 for the three months ended December 31, 2014. The slight increase was driven by higher conversion revenue offset somewhat by lower chassis revenue, as dealers opted to obtain and send to us the chassis rather than us procuring the chassis on their behalf.

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

Total costs of goods sold for the three months ended December 31, 2015 were $493,681, a decrease of $59,107 or 11% from $552,788 of costs of goods sold for the three months ended December 31, 2014. The decrease was primarily attributable to the lower chassis costs, as dealers opted to obtain and send to us the chassis at their own cost, rather than us procuring the chassis on their behalf, and improved pricing obtained from certain vendors.

Gross Margin: Gross Margin from the sale of vehicles and parts increased $74,554 to a margin of $58,661 for the three months ended December 31, 2015 from a gross loss of $15,893 for the three months ended December 31, 2014. The increase in gross margin mainly reflects higher conversion sales and less chassis sales in the current period versus the same period in the prior year, as we obtain minimal to no margin from chassis sales.

Research and Development Expenses: Research and development expenses are expensed as incurred and represent engineering and design salaries and benefits and costs incurred in the development of new products and processes, including significant improvements and refinements to existing products and processes.

Research and development expenses decreased by $103,377, or 72%, to $40,939 during the three months ended December 31, 2015 from $144,316 for the three months ended December 31, 2014. The decrease was primarily due to lower salaries and less expenses related to outside services along with lower non-cash stock based compensation expense.

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

Sales and marketing expenses decreased by $28,320, or 12%, to $204,346 for the three months ended December 31, 2015 from $232,666 for the three months ended December 31, 2014. The decrease was primarily related to lower headcount offset somewhat by higher website expenses related to our performance parts website.

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

General and administrative expenses decreased by $333,103, or 42%, to $468,654 for the three months ended December 31, 2015 from $801,757 for the three months ended December 31, 2014. The decrease was primarily comprised of lower non-cash stock based compensation expense; lower professional fees; lower general and administrative salaries as a result of headcount reduction; and a decrease in other expenses primarily resulting from our efforts to reduce costs.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $18,574, or 46%, to $22,034 for the three months ended December 31, 2015 from $40,608 for the three months ended December 31, 2014.

Interest Expense: Interest expense decreased by $423,585 or 56% to $330,903 for the three months ended December 31, 2015 from $754,488 for the three months ended December 31, 2014. The decrease was primarily attributable to lower non-cash interest expense incurred during the three months ended December 31, 2015 as compared to same period in the prior year.

Private Placement Costs: In conjunction with the issuance of convertible notes from October to December 2014, the conversion features of such notes were bifurcated from the notes and recorded as derivative liability. The Company recorded a $1,064,572 derivative liability with an offsetting charge to valuation discount of $482,225 with the remainder of $582,347 recorded as an expense included in other income (expense) during the three months ended December 31, 2014. We incurred no similar expense during the three months ended December 31, 2015.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $62,607 during the three months ended December 31, 2015 as a result of the extinguishment of derivative liabilities resulting from the optional conversion of convertible debt to stock by the holders of such convertible notes in accordance with their terms. We incurred no similar expense during the three months ended December 31, 2014.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the three months ended December 31, 2015 and 2014, we recorded a gain of $74,657 and $129,182, respectively, due to the change in the fair value of our derivative liability.

Net Loss: Net loss decreased by $1,571,942, or 64%, to a net loss of $870,951 for the three months ended December 31, 2015 from a net loss of $2,442,893 for the three months ended December 31, 2014. The decrease in net loss was primarily attributable to lower interest expense of $423,585 and costs of private placement of $582,347 in the three months ended December 31, 2014, which did not recur in the current period. In addition, the decrease in net loss was also positively impacted by $557,928 decrease in loss from operations related to $483,374 decrease in operating expenses and $74,554 increase in gross margin.

Nine months Ended December 31, 2015 Compared to Nine months Ended December 31, 2014

Our revenue, operating expenses, and net loss for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 were as follows:

	For the Nine months ended			Percentage
	December 31,			Change
	2015	2014	Change	Inc. (Dec.)
Revenue, net	$2,771,518	$3,072,596	$(301,078)	(10%)

Costs of goods sold	2,332,861	2,725,378	(392,517)	(14%)
Gross profit	438,657	347,218	91,439	26%
Operating expenses
Research and development	190,625	543,070	(352,445)	(65%)
Sales and marketing	607,005	1,209,248	(602,243)	(50%)
General and administrative	1,543,907	2,736,796	(1,192,889)	(44%)
Depreciation and amortization	79,664	150,323	(70,659)	(47%)
Total operating expenses	2,421,201	4,639,437	(2,218,236)	(48%)
Loss from operations	(1,982,544)	(4,292,219)	2,309,675	(54%)
Other income (expenses)
Interest expense	(1,153,804)	(1,769,289)	615,485	(35%)
Private placement costs and loss on debt extinguishment	(27,760)	(668,230)	640,470	(96%)
Recognition of derivative liability	(174,437)	-	(174,437)	-
Gain on extinguishment of derivative liability	720,658	2,586,732	(1,866,074)	(72%)
Change in fair value of derivative liabilities	540,802	2,602,392	(2,061,590)	(79%)
Net Loss	$(2,077,085)	$(1,540,614)	$(536,471)	35%

Revenues: Total revenues for the nine months ended December 31, 2015 were $2,771,518, a decrease of $301,078 or 10% from $3,072,596 for the nine months ended December 31, 2014. The decrease in revenues was primarily related to lower chassis revenue, as dealers opted to obtain and send to us the chassis rather than us procuring the chassis on their behalf, and lower conversion revenue due to product mix of vehicles sold as volume remained consistent on a year over year basis. This decrease was offset somewhat by an increase in revenue from sales of our aftermarket retail parts.

Cost of Goods Sold: Total costs of goods sold for the nine months ended December 31, 2015 were $2,332,861, a decrease of $392,517 or 14% from $2,725,378 of costs of goods sold for the nine months ended December 31, 2014. The decrease was primarily attributable to the decrease in chassis purchased, as dealers opted to obtain and send to us the chassis at their own cost rather than us procuring the chassis on their behalf, offset somewhat from higher parts costs and our performance parts sales increased during the nine months ended December 31, 2015 as compared to the same period in the prior year.

Gross Margin: Despite the decline in revenue of $301,078 from the nine months ended December 31, 2014, gross Margin from the sale of vehicles and parts increased $91,439 to a margin of $438,657 for the nine months ended December 31, 2015 from a gross margin of $347,218 for the nine months ended December 31, 2014. The increase in gross margin reflects the sales mix as compared to the same period in the prior year along with sales of less chassis and increase in performance parts sales.

Research and Development Expenses: Research and development expenses decreased by $352,445, or 65%, to $190,625 during the nine months ended December 31, 2015 from $543,070 for the nine months ended December 31, 2014. The decrease is primarily due to lower salaries and less expenses related to outside services and research and development parts along with lower non-cash stock based compensation expense.

Sales and Marketing Expense: Sales and marketing expenses decreased by $602,243, or 50%, to $607,005 for the nine months ended December 31, 2015 from $1,209,248 for the nine months ended December 31, 2014. The decrease was primarily related to lower salaries and benefit expenses due to lower headcount; lower car show expenses, as we incurred higher car show expenses in the prior year related to the 50th anniversary celebration of the Ford Mustang; lower public relations and promotional expenses; and lower non-cash stock based compensation.

General and Administrative Expense: General and administrative expenses decreased by $1,192,889, or 44%, to $1,543,907 for the nine months ended December 31, 2015 from $2,736,796 for the nine months ended December 31, 2014. The decrease is primarily comprised of lower professional fees; lower general and administrative salaries and benefits as a result of headcount reduction; lower auto, travel and entertainment costs due to less car show expenses; lower non-cash stock based compensation; and decrease in other expenses primarily resulting from our efforts to reduce costs.

Depreciation and Amortization Expense: Depreciation and amortization expense relates to our depreciating and amortizing costs incurred for leasehold improvements, equipment and tooling. Depreciation and amortization expense decreased by $70,659, or 47%, to $79,664 for the nine months ended December 31, 2015 from $150,323 for the nine months ended December 31, 2014.

Interest Expense: Interest expense decreased by $615,485 or 35% to $1,153,804 for the nine months ended December 31, 2015 from $1,769,289 for the nine months ended December 31, 2014. The decrease is primarily attributable to lower non-cash interest expense incurred during the nine months ended December 31, 2015 as compared to same period in the prior year.

Recognition of Derivative Liability: In June 2015, we determined that there was not sufficient authorized and available Common Stock available for issuance upon conversion of certain of its Notes. As a result, we recognized a derivative liability of $119,929 in June 2015. In addition, as a result of the assignment of a convertible note to a separate note holder, we recognized a derivative liability of $54,508 in June 2015. We did not incur a comparable expense during the nine months ended December 31, 2014.

Private Placement Costs and Loss on Debt Extinguishment: In conjunction with a note holder agreeing to assign its then outstanding note and principal balance of $49,240 to a separate note holder in exchange for the new note holder’s payment of $77,000 to the original note holder, we recorded $27,760 as loss on extinguishment during the nine months ended December 31, 2015 representing the increase in principal balance from $49,240 to $77,000. In conjunction with the issuance of convertible notes from September to December 2014, the conversion features of such notes was bifurcated from the notes and recorded as derivative liability. The Company recorded a $1,306,455 derivative liability with an offsetting charge to valuation discount of $638,225 with the remainder of $668,230 recorded as an expense included in other income (expense) during the nine months ended December 31, 2014.

Gain on Extinguishment of Derivative Liability: Gain on the extinguishment of derivative liability related to gains of $720,658 during the nine months ended December 31, 2015 as a result of the extinguishment of derivative liabilities resulting from the optional conversion of convertible debt to stock by the holders of such convertible notes in accordance with their terms. During the nine months ended December 31, 2014, we recognized a gain of $2,586,732 related to the extinguishment of a derivative liability related to our 3% Senior Secured Convertible Notes.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of certain convertible notes issued by us was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of these notes are characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our statement of operations. During the nine months ended December 31, 2015, we recorded a gain of $540,802 due to the change in the fair value of our derivative liability. During the nine months ended December 31, 2014, we recorded a $2,602,392 gain due to the change in the derivative liability from issuance date of which $2,446,054 related to the June 17, 2014 amendment.

Net Loss: Net loss increased by $536,471, or 35%, to a net loss of $2,077,085 for the nine months ended December 31, 2015 from a net loss of $1,540,614 for the nine months ended December 31, 2014. The increase in net loss was primarily attributable to a decrease of $2,061,590 in gain on extinguishment of derivative liability; a $1,866,074 decrease in change in fair value of derivative liability; and a $174,437 recognition of a derivative liability offset somewhat by a $615,485 decrease in interest expense and a $640,470 decrease in costs of private placement. This increase in net loss was offset by a $2,309,675 decrease in loss from operations related to a $2,218,236 decrease in operating expenses along with a $91,439 improvement in gross profit.

Liquidity and Capital Resources

Our working capital deficit as of December 31, 2015 and March 31, 2015 are follows:

	As of	As of
	December 31, 2015	March 31, 2015
Current Assets	$215,493	$910,794
Current Liabilities	(7,662,381)	(7,961,458)
Net Working Capital Deficit	$(7,446,888)	$(7,050,664)

Summary of cash flow activity for the nine months ended December 31, 2015 and December 31, 2014 are as follows:

Cash Flows

	Nine months	Nine months
	Ended	Ended
	December 31, 2015	December 31, 2014
Net cash used in Operating Activities	$(894,423)	$(2,127,243)
Net cash used in Investing Activities	(12,810)	(218,685)
Net cash provided by Financing Activities	825,000	941,474
Decrease in Cash during the nine month period	(82,233)	(1,404,454)
Cash, Beginning of Period	143,083	1,499,889
Cash, End of Period	$60,850	$95,435

Our principal sources of liquidity have been cash provided by financing, including through the private issuance of notes and sale of equity securities; and gross margins from the sales of high performance vehicles and aftermarket parts along with customer deposits received in advance of shipment. Our principal uses of cash have been primarily for production and purchase of parts for our high performance vehicles; expansion of operations; development of new products and improvement of existing products; expansion of marketing efforts to promote our products and company; and capital expenditures primarily for tooling. We anticipate that significant additional expenditures will be necessary to develop and expand our automotive assets before sufficient and consistent positive operating cash flows will be achieved, including sufficient cash flows to service existing debt and related interest. Additional funds will be needed in order to continue production and operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense and production requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As further presented in our condensed consolidated financial statements and related notes, during the nine months ended December 31, 2015, we incurred a net loss of $2,077,085 and utilized $894,423 of cash in operations. We also had a stockholders’ deficit and working capital deficit of $10,664,234 and $7,446,888, respectively as of December 31, 2015, and as of that date, we owed $762,639 in past unpaid payroll and other taxes; $846,004 of outstanding notes payable were in default; $1,317,928 of accounts payable was greater than 90 days past due; and $401,689 is owed on past due rent as of the date of this filing of Form 10-Q. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our condensed consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately generate revenues at a level that will result in profitably and positive cash flows from operations. At December 31, 2015, we had cash on hand in the amount of $60,850 and we are not generating funds from operations to cover current production and operating expenses, and we will have to obtain additional financing. As such, we will need and are currently seeking additional funds, primarily through the issuance of debt or equity securities for production and to operate our business through and beyond the date of this Form 10-Q filing. To this end, and as further discussed in our Form 8-K filed on December 8, 2015 and further in Note 5 to our condensed consolidated financial statements, on December 2, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with SM Funding Group, Inc. (“SM Funding”). Under the Purchase Agreement, we issued to SM Funding a 12% Senior Secured Convertible Note (“Senior Note”) under which SM Funding may advance to us up to $2,000,000. Amounts outstanding under the Senior Note are convertible into Preferred Stock we may issue to accredited investors in a private placement of up to $10,000,000, but not less than $8,000,000. Under the Senior Note, we agreed that we will not enter into, create, assume or suffer to exist any additional indebtedness for borrowed money. Pursuant to a Binding Letter of Intent (“LOI”) we previously entered into with SM Funding, SM Funding was required to advance us at least $1,000,000 within seven business days after the execution of the LOI in October 2015. However, as of December 31, 2015, we had only received aggregate advances from SM Funding of $750,000, and subsequent to December 31, 2015 to the date of this filing of Form 10-Q, SM Funding advanced us an additional $210,000 under the Senior Note. Accordingly, there can be no assurance that we will complete the financing transactions with SM Funding and no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing, or cause substantial dilution for our stockholders (including the issuance of securities sufficient to result in a change in control of our company), in the case of convertible debt and equity financing.

At December 31, 2015, we had a working capital deficit of $7,446,888 compared to a working capital deficit of $7,050,664 at March 31, 2015. The decrease in working capital deficit was primarily related to a decrease in current assets of $695,301 primarily due to a $597,599 decrease in inventory and a $82,233 decrease in cash. This was offset somewhat by a $299,077 decrease in current liabilities primarily due to a $1,087,023 decrease in derivative liability; a $405,328 decrease in customer deposits; a $61,261 decrease in accounts payables with related parties; and a $134,910 decrease in notes payable, which was offset by $633,506 in higher notes payable, primarily due to $750,000 obtained from SM Funding, and a $230,781 increase in accrued interest.

Net cash used in operating activities for the fiscal year ended March 31, 2015 totaled $894,423 after the net loss of $2,077,085 was decreased by $188,890 of non-cash charges and by $993,772 in net changes to the working capital accounts. This compares to net cash used in operating activities for the nine months ended December 31, 2014 of $2,127,243 after the net loss of $1,540,614 was increased by $2,133,448 in non-cash charges and decreased by $1,546,819 in net changes to the working capital accounts.

Net cash used in investing activities was $12,810 for nine months ended December 31, 2015 as compared to $218,685 of cash used in investing activities for the nine months ended December 31, 2014.

Net cash provided by financing activities for the nine months ended December 31, 2015 was $825,000, which was comprised of $45,000 of principal payments on notes payable to related parties offset by a $120,000 note payable received from a related party and $750,000 in proceeds from senior secured convertible notes. This compares to net cash provided by financing activities for the nine months ended December 31, 2014 of $941,474 of which $888,225 came through the issuance of our unsecured convertible notes, $185,00 came from the issuance of 1,183,344 shares of our common stock and $195,000 came from issuances of notes to related parties. Cash of $326,751 was used to pay principal on long-term notes.

Defaults on Notes and Accounts Payable

As of December 31, 2015, we were in default on $846,004 of unsecured notes payable; $1,232,250 of accounts payable was past 90 days outstanding; and $384,704 was past due on rent for our facilities, including late fees. While we are in discussions with the note holders and vendors to arrange extended payment terms, the initiation of collection actions by these note holders and vendors may severely affect our ability to execute on our business plan and operations. In addition, in May 2015, we received a complaint from Citizens Business Bank alleging breach of our loan agreement with the bank and breach of a commercial guaranty by Steve Saleen and demanding full payment of principal, interest and fees of $369,302. A default under the loan agreement triggers a cross default under our 3% Senior Secured Convertible Notes and 7% Convertible Notes (see Note 5 to our consolidated financial statements) enabling the holders thereof to, at their election until the later of 30 days after such default is cured or otherwise resolved or the holder becomes aware of such cure or resolution, accelerate the maturity of our indebtedness.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and notwithstanding that there were no accounting errors with respect to our financial statements, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the nine months ended December 31, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information under “Litigation” in Note 10 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I is hereby incorporated by reference.

ITEM 5. OTHER INFORMATION

On March 18, 2016, we accepted the resignation of our Chief Financial Officer, David Fiene.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification by Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

Saleen Automotive, Inc.
a Nevada Corporation

Date: March 24, 2016	/S/ Steve Saleen
Steve Saleen
Chief Executive Officer (principal executive, financial and accounting officer)

