Form 10-K
period 2019-03-31
Saleen Automotive, Inc.
filed 2019-10-04
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-55236

SALEEN AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	45-2808694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2735 Wardlow Road, Corona, California	92882
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(714) 400-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of September 30, 2019, there were 24,536,963 shares of registrant’s common stock outstanding.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2, but may also appear in other areas of this Annual Report. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies; factors that may affect our operating results; statements concerning our customers and diversification of our customer base; statements concerning new products or services; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed under Item 1.A. “Risk Factors” in this Form 10-K, and such forward looking statements are qualified in their entirety by reference to such risk factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview of Business

We are an original equipment manufacturer (“OEM”) of high-performance vehicles (“Saleen OEM”) that we build from the ground up. We also design, develop, manufacture and sell high-performance vehicles built from base chassis of major American automobile manufacturers, which we refer to as “Saleen Signature Cars”. We currently have customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets. We also provide engineering, development and design consulting services on a project basis for automotive manufacturers worldwide.

Saleen OEM

We manufacture the recently redesigned Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine on E85 fuel, in our production facility in Corona, California. We are also planning to develop a new American supercar. The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine.

We are in the process of completing the engineering, design, and certification of a new high-performance sports car, the Saleen 1 (“S1”), under an engineering development and design contract with an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement. Terms for the manufacture and sale of the S1 remain subject to further negotiation and agreement. A high-performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high-performance car involve not only providing a capable power train but also providing the handling and braking systems to support it.

Saleen Signature Cars

Our Saleen Signature Cars are built from base chassis of major American automobile manufacturers, including Ford Mustangs, Tesla Model S vehicles, and Ford trucks. We are a specialist in vehicle design, engineering, and manufacturing focusing on the mass customization (the process of customizing automobiles that are mass-produced by manufacturers) of American sports and electric vehicles and the production of high-performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. Our main retail outlets for Saleen Signature Cars are authorized Ford and exotic car dealers.

Global Markets

We plan to operate as a global high-performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In addition, we market our expertise in specialized engineering and design services to third party clients, including major automotive manufacturers and movie producers. Our long-term plans include opening our own retail outlets across the United States. Based on current sales of supercars, we believe that there is a growing global market for dependable, American-made supercars offering demonstrably superior performance with revolutionary styling and design characteristics.

Saleen Automotive, Inc. (together with our subsidiaries, “we,” “us,” “our” and “our company”) was incorporated under the laws of the State of Nevada on June 24, 2011. We began to engage in our current business following a reverse merger we completed in May 2012 with entities controlled by Steve Saleen, a former professional race car driver who has been engaged in the high-performance car business since 1983. Steve used his business degree from the University of Southern California, coupled with experience in his father’s manufacturing business and as a race car driver, to build the Saleen brand. In August 2018, Steve Saleen was presented with the Legends of Auto Award at a ceremony held in Monterey, CA. Previous recipients of the Legends of Auto Award include such automotive luminaries as Lee Iacocca, Jay Leno, Roger Penske, and the late Carroll Shelby.

Recapitalization and Reverse Split

During the year ended March 31, 2018, we eliminated in excess of $8,549,000 of debt from our balance sheets in a series of transactions by issuing shares of Series A Preferred Stock and Series A-1 Preferred Stock with identical terms (collectively, “Series A Preferred Stock”) in exchange for such debt. All outstanding shares of Series A Preferred Stock ultimately converted to 12,028,000 shares of our common stock in December 2017, when we effected a 1-for-2,000 reverse stock split of our common stock following approval by our Board of Directors and stockholders. All common stock share and per-share amounts for all periods presented in this annual report have been adjusted retroactively to reflect the reverse stock split.

Our Vehicles, Products, and Services

We currently provide or intend to provide the following products and services:

Saleen OEM: We manufacture the recently redesigned S7 supercar, a limited production supercar with a 1,500-horsepower engine, in our production facility in Corona, California. A total of seven S7 vehicles are expected to be produced, of which one has been sold to date. In addition to the S7, we are in the process of completing the engineering, design, and certification of the S1 high performance car, which has a 450-horsepower engine and an expected base selling price of $100,000.

Saleen Signature Cars: We take American sports cars and transform them into Saleen-branded performance vehicles through a process in which every part we incorporate into the vehicle is designed, engineered, tooled, tested, manufactured and certified by us or under our control. We are currently building Saleen Signature Cars utilizing Ford Mustangs and Ford Trucks. The current product line of high performance Saleen Signature Cars includes the Saleen 302 Mustang, Saleen Sport Truck and Saleen Off-Road Truck, which are offered as three different models – White, Yellow and Black Labels. We do not require approval from the original manufacturer in order to transform them into Saleen-branded performance vehicles.

Saleen Tesla: We designed, engineered, tooled, tested, and manufactured performance improvement parts designed to incorporate and enhance the performance and design of an existing Tesla Model S car. The Saleen Tesla design is our first effort in enhancing and modifying the design of an existing electric vehicle. Similar to our Saleen line of high-performance vehicles, we improve the performance of the Tesla Model S car primarily through improved aerodynamics, modifications to the body and interior, enhanced braking capabilities, and enhanced suspension changes that improve the overall handling of the vehicle. We take new Tesla Model S vehicles and enhance them with Saleen proprietary designed and manufactured product enhancements. We also sell our designed Saleen Tesla parts as aftermarket parts. We do not require approval from Tesla for these modifications.

Engineering, Design and Development for JSAT: We provide engineering, design and development services to Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”) under a Consulting Agreement originally entered into in September 2016, and related contracts and agreements, including an engineering development and design contract we entered into with JSAT in April 2018, and a Saleen S1 Cup Vehicle Development and Production Agreement entered into with JSAT in November 2018, and amended in May 2019. We are in the process of completing the first phase of a multi-phase relationship with JSAT under which we are engineering, designing and developing the S1 high performance vehicle for manufacture in the United States and China. We have also been engaged to engineer, design and develop other high-performance vehicles for JSAT. We expect to complete the engineering, design and development of the S1 in the first quarter of calendar year 2020. We will then proceed to the next phase of our relationship with JSAT, which will consist of the manufacture and sale of the S1 under terms that remain subject to further negotiation and agreement.

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

Our product development methodology is designed to ensure a disciplined and quantifiable approach that emphasizes quality and progress accountability as follows:

●	Market Definition and Potential
●	Product Definition
●	Realistic Revenue Targets
●	Design and Engineering
●	Prototyping
●	Testing
●	Volume Production Engineering
●	Product Launch
●	Success Reporting and Measurement
●	Product Evolution

Over a 35-year history, our founder, Steve Saleen, has developed his core competency in the design, engineering, manufacturing, marketing and sales of high-performance vehicles as well as developed or acquired the technology to apply the same processes to the production of high-performance vehicles. Specifically, we have expertise with respect to the following:

●	Engineering Capabilities
●	Suspension & Chassis
●	Powertrain
●	Certification
●	Engineering Tools
●	CAD Systems
●	Data Acquisition Systems
●	ETAS Calibration Tools
●	Crash Simulation Software
●	Suspension Simulation Software
●	CFD, Fluid Simulation Software
●	Design and Prototyping Capabilities
●	Style & Design Center
●	Full product development from the first sketch to final production
●	Manufacturing and Assembly

Our manufacturing and assembly teams collaborate regularly with the engineering development team to ensure that the appropriate processes, tooling, sourcing, and timing is considered early in every program. Sharing of ideas throughout the business ensures that every aspect of a program is considered and understood by the entire enterprise.

We utilize the most current design, testing and prototyping systems in our manufacturing process, some of which include: Adams Kinematics - CAD (Computer Aided Design) - CFD (Computational Fluid Dynamics) - FEA (Finite Element Analysis) — CAM (Computer Aided Machining) - Rapid Prototyping - Machine Tools - Composites Manufacturing - Wind Tunnel – Pam Crash for crash simulation and design of occupant safety systems.

Vehicle Limited Warranty Policy

We provide a three-year or 36,000 miles New Vehicle Limited Warranty for our Signature Cars, and a 12-month or 12,000-mile warranty on our S7 supercars. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford and Tesla).

Supply Chain

We use over 1,000 purchased parts, which we source globally from over 100 suppliers, many of whom are currently our single source suppliers for these components. We have developed close relationships with several key suppliers particularly in the procurement of body components and certain other key system parts. While we obtain components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We are currently expanding our supplier sources to reduce the risk of a single source supplier adversely affecting our operations. To date, we have expanded from one to two suppliers, the sources from which we obtain some of our automobile body components. We will continue our efforts to reduce our dependence on single source suppliers.

Sales and Marketing Strategy

Our principal marketing goals are to:

●	generate demand for our vehicles and drive leads to our sales teams;
●	build long-term brand awareness and manage corporate reputation;
●	manage our existing customer base to create loyalty and customer referrals; and
●	enable customer input into the product development process.

Saleen OEM: We intend to establish Saleen stand-alone dealerships to further promote and sell our supercars, as well as the S1.

Saleen Signature Cars: Our Saleen-branded high-performance Signature Cars are sold through Ford retail dealers and exotic automobile dealers. We currently have arrangements with over 40 dealers located throughout the United States and are growing our dealer distribution network. Our dealer agreements provide for an exclusive dealer marketing area in which the applicable dealer can promote our products based on our current product price list. The key terms of our dealer agreements include (a) target dealer product sales goals, (b) exclusive dealer marketing territories and (c) a one-year term, renewable annually. Our agreements may be terminated if our dealers fail to meet our target dealer product sales goals. Our dealer territories are generally based on the local dealers’ county geographical boundaries; however, we may have multiple dealers in densely populated counties such as Los Angeles or San Francisco. Our dealers earn a markup on the sale of our products at the time that the sale is completed upon delivery of the vehicle.

Our annual operating budget includes a commitment to effective marketing, advertising and promotional efforts in order to further strengthen awareness of our brand and expose our products to a larger audience. To the extent we obtain sufficient funding, we expect to contract with marketing and advertising businesses with experience marketing and promoting specialty automotive brands to further promote our business. Our marketing plans and efforts include the following:

Social Media and Team Saleen: We actively promote our vehicles and our brand through social media including Facebook, Instagram, Twitter and online forums linked to Saleen.com. In addition, we recently introduced Team Saleen, an online club for Saleen enthusiasts. Team Saleen provides paid members with exclusive access to the latest developments at Saleen Automotive, message boards moderated by Saleen executives, pictures and articles, new vehicle launches, and live streaming from many of our car shows and events. Several hundred members have signed up in just the first month of Team Saleen. In addition, there are several Saleen fan sites, user groups and forums online accessed by thousands of Saleen enthusiasts worldwide.

Events Marketing: As a high-performance specialty manufacturer, we take pride in attending events on the international auto show circuit such as in Chicago, Los Angeles, Detroit, New York, Pebble Beach, Shanghai and Beijing. We also participate in regional car shows and our participation in each event includes securing a trade booth to display our products, holding press events to announce new models, and networking with attendees and dealers at the shows.

Print Marketing: Our print marketing strategy includes purchasing of ad space targeted to our customer base as well as free press through press releases of newsworthy or entertainment-worthy information. The estimated costs of purchased ad space will vary by target market. We generally purchase ad space at car show venues from time to time as we determine and in keeping with our marketing budget in cities where our dealers are actively engaged in promoting our vehicles.

Regulation—Vehicle Safety and Testing

Our Saleen branded vehicles are subject to, and we comply with or are exempt from, numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including all applicable United States federal motor vehicle safety standards (FMVSS). Our high performance Saleen branded muscle cars fully comply with all FMVSS without the need for any exemptions. As a manufacturer, we must self-certify that a vehicle meets, or otherwise obtain an exemption from, all applicable FMVSS before the vehicle can be sold in the United States.

We are also required to comply with other requirements of federal laws administered by the NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment, and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash-test ratings, as determined by the NHTSA, if such tests are conducted.

Regulation—EPA Emissions & Certificate of Conformity; Internet Sales

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

We plan to sell our vehicles over the internet in the future to the extent we determine compliance with applicable governmental regulations will not be unduly burdensome. Some states have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state. We will, therefore, be required to either obtain a dealer license in such states, partner with a licensed dealer or obtain an exemption from such requirements in connection with sales of our vehicles over the Internet. We have not commenced the process to obtain a dealer license in states requiring such licenses, and are currently determining our strategy with respect to sales of our vehicles in such states and over the internet.

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

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we face as we sell our vehicles. In many states, the application of state motor vehicle laws to Internet sales is largely without precedent, and would be determined by a fact-specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact-specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, state legal prohibitions may prevent us from selling to consumers in such state.

Competition

Domestic United States auto sales declined slightly to 17.3 million vehicles sold in 2018, after reaching their highest level ever in 2016 with sales of 17.6 million vehicles, following seven consecutive years of year-over-year gains for the automobile industry.

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

Our primary competition comes from other high-end cars, their manufacturing companies, and third-party companies that specialize in customization for these cars. These companies include Acura, Aston Martin, Audi, Ferrari, Lamborghini, Lexus, McLaren, and Porsche.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. Saleen Automotive owns trademarks registered with the U.S. Patent and Trademark Office.

We currently market our products using the Saleen name and logo, as well as the name and likeness of Steve Saleen, through a royalty free license from Steve Saleen. We have a license agreement with Mr. Saleen to use Steve Saleen’s image, signature, full name, voice, biographical materials, likeness, and the goodwill associated with the “Saleen” brand in connection with our business. The aforementioned license may only be terminated in the event we file a petition for relief under Chapter 7 of the U.S. Bankruptcy Code, or a petition for relief is converted to a Chapter 7 proceeding under the U.S. Bankruptcy Code.

Seasonality

Sales of our high-performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. In general, automotive sales tend to decline over the winter season and we anticipate that our sales may have similar seasonality. To address the seasonality of our high-performance cars, we introduced a Saleen-branded truck based on the Ford F-150 in March 2018. Trucks historically sell well in the fall and winter months and the Saleen truck could help offset the seasonal fluctuation in sales of our high-performance vehicles.

Employees

As of March 31, 2019, we had 37 employees all of whom were full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

Description of Property

Our principal executive office is located at 2735 Wardlow Road, Corona, California 92882. Our principal engineering office is located across from our executive office at 2755 Wardlow Road, Corona, California 92882. We operate out of leased facilities comprised of a two-building campus that constitutes approximately four acres of industrial and office space. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 1A. RISK FACTORS.

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

Risks Related to Our Business

We may be unable to sustain our current level of production or deliveries of our high-performance cars both of which could harm our business and prospects.

High performance car production and deliveries will continue to require significant resources and we may experience unexpected delays or difficulties that could harm our ability to maintain full manufacturing capacity, or cause us to miss planned production targets. Additionally, sustaining high volume production and doing so in a manner that avoids significant cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, may be difficult.

Our ability to sustain volume production and deliveries is subject to certain risks and uncertainties, including:

●	that our suppliers will be able to deliver components on a timely basis and in the necessary quantities, quality and at acceptable prices to produce our cars in volume and reach our financial targets;
●	that we will be able to complete any necessary adjustments to the vehicle design or manufacturing processes of our cars in a timely manner that meets our production plan and allows for high quality vehicles;
●	that we will not encounter parts quality issues before, during or after production of high-performance cars;
●	that we will be able to schedule and complete deliveries at our planned volume production;
●	that the equipment or tooling which we have purchased or which we select will be able to accurately manufacture the vehicle within specified design tolerances and will not suffer from unexpected breakdowns or damage which could negatively affect the rate needed to produce vehicles in volume;
●	that we will be able to comply with environmental, workplace safety and similar regulations to operate our manufacturing facilities and our business on our projected timeline;
●	that we will be able to maintain high quality controls as we transition to a higher level of in-house manufacturing process; and
●	that the information technology systems that we are currently expanding and improving upon will be effective to manage high volume production.

Finally, detailed long-term testing of systems integration, performance, and safety as well as long-term quality, reliability and durability testing are ongoing and any negative results from such testing could cause production delays in high performance cars, cost increases or lower quality vehicles.

We are dependent on Jiangsu Saleen Automotive Technology Co., Ltd. (“JSAT”) for a significant portion of our revenue.

Revenues from services to one Asian-based customer, JSAT, comprised 78% and 66% of our revenues for the fiscal years ended March 31, 2019, and 2018, respectively. We receive revenues from JSAT for engineering, design and development services related to our S1. Any reduction in business with JSAT would likely cause our revenues to materially decrease.

We have not yet agreed to the terms of the manufacture and sale of the S1 with JSAT.

Our agreements with JSAT govern the engineering and design of the S1. The terms for the manufacture and sale of the S1 remain subject to further negotiation and agreement. There is no assurance that we will be able to agree to terms for the manufacture and sale of the S1 or on terms that are favorable to us. If we are unable to agree to terms for the manufacture and sale of the S1, we will not be able to generate any revenues from this vehicle, as the intellectual property rights developed under our agreements with JSAT with respect to the S1 are owned by JSAT.

Our largest customer is based in China, which subjects us to Chinese economic and political risks over which we have little or no control.

JSAT is based in China, and we expect to derive significant future revenues from Chinese sales of our S1 and other vehicles developed under our relationship with JSAT. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, exchange controls, currency fluctuations, and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. We have no control over these risks and may be unable to anticipate changes in international economic and political conditions.

We are dependent on our suppliers, the vast majority of which are single source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles in a timely manner at prices, quality levels, and volumes acceptable to us would have a material adverse effect on our business.

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

This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our high-performance cars. In addition, because we do not have written agreements in place with all our suppliers, this may create uncertainty regarding certain suppliers’ obligations to us, including but not limited to, those regarding warranty and product liability. Furthermore, if we experience significantly increased demand, or need to replace certain existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers.

Changes in our supply chain have resulted in the past and may result in the future, in increased cost and delay. We have also experienced cost increases from certain of our suppliers in order to meet our quality targets and development timelines as well as due to design changes that we made, and we may experience similar cost increases in the future. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer. Furthermore, a failure by our suppliers to provide the components in a timely manner or at the level of quality necessary to manufacture our high-performance vehicles could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand.

We are dependent on Ford Mustang, Ford F-150 and Tesla platform vehicles for our muscle and high-performance vehicle products.

We utilize automobile manufacturers Ford and Tesla platform vehicles for our Mustang, Ford F-150 and Tesla Model S muscle and high-performance vehicles. Generally, we procure these vehicles directly from dealers. While we do enter into sourcing agreements with certain of our dealers, we do not have a supply agreement with Ford or Tesla and we are limited to the allocation allotted to our source dealers. Further, all production parts are engineered and manufactured exclusively by us and are designed specifically for current and past models of these platform vehicles. Any discontinuation of these vehicles, disruption in production or significant major model changes in these platform vehicles could have a material impact on our sales and ultimately on our business. Minor and major model changes by Ford and Tesla require us to re-design, re-tool and change our production, which could result in us incurring significant costs and production interruptions. Further, we may experience lower sales volume and difficulties in obtaining current year platform vehicles during the period from when the current year model stops production by the manufacturer to when the new major model year vehicle is released.

If we are unable to adequately reduce the manufacturing costs of high-performance cars and supercars, our business, financial condition, operating results, and prospects will suffer.

Our production costs for high performance cars have been high due to new product line start-up costs at our factory, manufacturing inefficiencies including low absorption of fixed manufacturing costs, limited ability to build high-quality production tooling used to manufacture parts due to cash constraints, higher logistics costs due to the immaturity of our supply chain, and higher initial prices for component parts during the initial period after the launch and ramp of the business. As we are now producing cars at a steadier rate of production, manufacturing costs for certain components used in production have started to fall while others have increased. While we expect further cost reduction efforts undertaken by both us and our suppliers will result in future reduction of costs, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives, and the failure to achieve such savings would negatively affect our ability to reach our gross margin and profitability goals. Our planned cost reductions include reducing our production costs by negotiating discounts from our suppliers as we increase our purchasing volume, reducing our engineering and production costs through more effective hiring practices, and reducing our general and administrative expenses by reducing reliance on outside services providers. There is no guarantee that our planned cost reductions will be achieved.

We incur significant costs related to procuring the raw materials required to manufacture our high-performance cars, assembling vehicles and compensating our personnel. We may also incur substantial costs in increasing the production capability of our high-performance cars manufacturing facilities, each of which could potentially face cost overruns. If high performance cars tooling, production equipment and parts are insufficient for use in supercars, perhaps as a result of a lower level of commonality between the two vehicles than we currently anticipate, our costs related to the production of supercars may exceed our expectations.

Our long-term success is dependent upon our ability to design and achieve market acceptance of new vehicle models, specifically our high-performance muscle cars, trucks and supercars.

Our long-term success is dependent on market acceptance of our high-performance cars, trucks, and supercars. There is no guarantee that the general public in the long-term will successfully accept these new vehicles. Additionally, there can be no assurance that we will be able to design future vehicles that will meet the expectations of our customers or that our future models will become commercially viable. To the extent that we are not able to build future high-performance muscle cars, trucks and supercars to the expectations created by the early prototype and our announced specifications, customers may cancel their reservations, our future sales could be harmed and investors may lose confidence in us. Furthermore, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and high-performance vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology and meet customer expectations.

Increases in costs due to disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. We use various raw materials in our business including aluminum, steel, nickel, and copper. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials. Substantial increases in the prices for our raw materials or prices charged to us, such as those charged by our supercharger manufacturers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased vehicle prices. There can be no assurance that we will be able to recoup the increasing costs of raw materials by increasing vehicle prices.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is not common in the automobile industry today, particularly in the United States. In addition to our current sales from our headquarters and showroom in Corona, California, we plan to sell our vehicles over the internet in the future to the extent we determine compliance with applicable governmental regulations will not be unduly burdensome. This model of vehicle distribution is relatively new and unproven, especially in the United States. We will not be able to utilize long-established sales channels developed through a franchise system to increase our sales volume. Moreover, we will be competing with companies with well-established distribution channels.

We may face regulatory limitations on our ability to sell vehicles directly or over the Internet.

We plan to sell our vehicles over the internet in the future to the extent we determine compliance with applicable governmental regulations will not be unduly burdensome. We may not be able to sell our vehicles over the Internet across the United States, as many states have laws that may be interpreted to prohibit Internet sales by manufacturers to residents of the state or to impose other limitations on this sales model, including laws that prohibit manufacturers from selling vehicles directly to consumers without the use of an independent dealership or without a physical presence in the state. For example, some states provide that a manufacturer cannot deliver a vehicle to a resident of their state except through a dealer licensed to do business in such state, which may be interpreted to require us to open a store in that state in order to sell vehicles to their residents. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the Internet to residents of the state thereby limiting our ability to sell vehicles in states where we do not maintain service facilities.

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

The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. With respect to high performance muscle cars, we face competition from high-end Mustangs and Model S vehicles produced by Ford and Tesla, respectively, along with other Ford Mustang variants. With respect to our supercars, we face competition from existing and future automobile manufacturers, including McLaren, Lamborghini, and Ferrari, as well as manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus, and Mercedes.

Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. In addition, most of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Furthermore, certain large automobile manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount when financed through their affiliated financing company.

Demand in the automobile industry is highly volatile, which may lead to lower vehicle unit sales and adversely affect our operating results.

The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have fewer financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our high-performance vehicles will impact our business, prospects and operating results as well. Demand for our high-performance vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation, and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may negatively affect consumer purchases of luxury items, such as our high-performance vehicles.

Sales of high-end and luxury consumer products, such as our high-performance vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in our price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit. Accordingly, any events that have a negative effect on the United States economy or on foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm our business, prospects, financial condition, and operating results.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our high-performance vehicles. Generally, sales of our high-performance cars have fluctuated on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. In addition, traditionally from November through mid-January, auto industry production slows due to the holidays and the subsequent temporary shutdown of plants and shipping for several weeks causing delivery of cars to be interrupted which has had an effect on our sales. In general, automotive sales tend to decline over the winter season, especially in snow driven states, and we anticipate that our sales of high-performance vehicles and other models we introduce may have similar seasonality. Also, any unusually severe weather conditions in some markets may impact the demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

If we are unable to establish and maintain confidence in our long-term business prospects among consumers, analysts and within our industry, then our financial condition, operating results, business prospects, and stock price may suffer materially.

Our vehicles are highly technical products that require maintenance and support. As a result, consumers may be less likely to purchase our vehicles if they are not convinced that our business will succeed and continue to be available to provide them with required maintenance and support. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts and other parties in our liquidity and long-term business prospects. In contrast to some more established automakers, we believe that, in our case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

●	our history of operating losses;
●	our limited revenues and lack of profitability to date;
●	unfamiliarity with or uncertainty about our high-performance vehicles and supercars;
●	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;
●	our need for ongoing infusions of external capital to fund our operations;
●	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and
●	the prospect of, or actual emergence of direct, sustained competitive pressure from more established automakers, which may be more likely if our initial efforts are perceived to be commercially successful.

Any negative perceptions about our long-term business prospects may make it more difficult to raise additional funds when needed.

We may not succeed in maintaining and strengthening the Saleen brand, which would materially and adversely affect customer acceptance of our vehicles and our business, revenues, and prospects including our ability to raise capital.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Saleen brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell our high-performance vehicles and future planned supercars. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality high-performance vehicles.

In addition, we expect that our ability to develop, maintain and strengthen the Saleen brand will also depend heavily on the success of our marketing efforts. To date, we have limited experience with marketing activities as we have relied primarily on the Internet, word of mouth and attendance at industry trade shows to promote our brand. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio, and print. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors have greater name recognition, broader customer relationships, and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

If we fail to manage future growth effectively as we rapidly grow our company, we may not be able to produce, market, sell and service our vehicles successfully.

We intend to expand our operations significantly. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	finding and training new personnel;
●	forecasting production and revenue;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding design, manufacturing, sales and service facilities;
●	implementing and enhancing manufacturing and administrative infrastructure, systems, and processes;
●	addressing new markets; and
●	expanding international operations.

We intend to continue to hire a significant number of additional personnel, including manufacturing personnel, design personnel, engineers and service technicians for our high-performance vehicles. Because our high-performance vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in high performance vehicles may not be available to hire, and we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing, manufacturing and servicing high performance vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

If we are unable to attract and/or retain key employees and hire qualified management, technical vehicle engineering, and manufacturing personnel, our ability to compete could be harmed and our stock price may decline. In particular, we are highly dependent on the services of Steve Saleen, our Chief Executive Officer.

We are highly dependent on the services of Steve Saleen, our Chief Executive Officer and Chairman of our Board of Directors. There can be no assurance that we will be able to successfully attract and retain other qualified senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain additional executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. In addition, we do not have “key person” life insurance policies covering Steve Saleen or other key employees. Currently in Southern California, there is increasing competition for talented individuals with the specialized knowledge of high-performance vehicles, software engineers and other skilled employees and this competition affects both our ability to retain and hire key employees. Our continued success depends upon our continued ability to hire and retain employees. Additionally, we compete with many mature and prosperous companies in Southern California that have far greater financial resources than we do and thus can offer current or prospective employees more lucrative incentive packages than we can. Any difficulties in retaining current employees or recruiting new ones would have an adverse effect on our performance.

We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities.

We are subject to national, state, provincial and/or local environmental, health and safety laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines, and penalties. Capital and operating expenses needed to comply with environmental, health and safety laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or cessation of our operations.

Contamination at properties owned or operated by us may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and groundwater, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our manufacturing facilities that could require significant time and financial resources and negatively impact our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our employees may join or seek recognition to form a labor union, or we may be required to become a union signatory. Additionally, disgruntled ex-employees may actively encourage the unionization of our employees. We are also directly or indirectly dependent upon companies with unionized workforces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business. If a work stoppage occurs, it could delay the manufacture and sale of our high-performance vehicles. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price. Additionally, the unionization of our labor force could increase our employee costs and decrease our profitability.

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

Our high-performance vehicles, and the sale of motor vehicles in general are subject to substantial regulation under international, federal, state and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. Regulations related to the automobile industry are currently evolving and we face risks associated with changes to these regulations such as:

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

We may become subject to product liability claims. The automobile industry experiences significant product liability claims and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates. We currently do not maintain product liability or other related insurance and as such, any lawsuit seeking significant monetary damages may have a material adverse effect on our reputation, business, and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We may be compelled to undertake product recalls, which could adversely affect our brand image and financial performance.

Any product recall in the future may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results, and financial condition. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations.

Our current and future warranty reserves may be insufficient to cover future warranty claims.

If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, and operating results could be materially and adversely affected. We provide a three-year or 36,000 miles New Vehicle Limited Warranty with every Signature Car and a 12-month or 12,000-mile bumper to bumper warranty on our S7 supercar. The vehicle limited warranty applies to installed parts and/or assemblies in new high-performance vehicles. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles (Ford and Tesla). Although unaltered parts are covered by the original full warranty of the OEM manufacturer, such OEM manufacturers could deny any warranty claims due to our work, which could adversely impact us if we cannot successfully overturn such claims.

We have limited experience with warranty claims for these vehicles or with estimating warranty reserves. Our warranty claims to date have been negligible. We could in the future become subject to a significant and unexpected warranty expense. There can be no assurance that our currently existing or future warranty reserves will be sufficient to cover all claims, and if actual failure rates and the resulting cost of replacement vary from our estimates, revisions to our warranty reserve would be required.

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

A successful claim of infringement against us or our failure or inability to obtain a license to the infringed technology could materially adversely affect our business. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this in-licensed technology infringes the rights of others. In that case, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have also received from third parties patent licenses related to manufacturing our vehicles.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from the use by others may not be effective for various reasons, including the following:

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

We recently became subject to expensive public company reporting and corporate governance regulations and requirements.

We became subject to the reporting requirements of the Exchange Act and other rules and regulations of the SEC applicable to a public company in April 2019. Compliance with these reporting requirements and regulations is costly and requires a significant diversion of management time and attention. We were previously a public company, with our common stock registered under Section 12(g) of the Exchange Act. However, on October 13, 2017, such registration was revoked by the SEC because we had been delinquent in our obligations to file periodic reports with the SEC since the period ended December 31, 2015. We failed to file these periodic reports as a result of our limited financial resources at that time. There can be no assurance that we will be able to remain current with these reporting obligations in the future. However, we believe that our recent recapitalization and improvement in our operations, among other reasons, will enable us to meet our ongoing reporting requirements under the Exchange Act.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

As a public company, our management is responsible for establishing and maintaining adequate internal control over financial reporting. In addition, we are required to include in our Annual Reports on Form 10-K, a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As disclosed in Item 9A of this Annual Report on Form 10-K, management has concluded that our internal control over financial reporting is not currently effective, and has identified material weaknesses in our internal controls, primarily due to the limited size of our staff and budget. In addition, our internal control over financial reporting may not be effective in the future, and may not be able to prevent errors or fraud. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect material errors or fraud could seriously harm our business and results of operations.

Risks Related to our Common Stock

The holders of our Series B Preferred Stock have special voting rights following a “change in control” which may prevent or delay a change in control transaction and prevent other stockholders from influencing significant corporate decisions.

The holders of our Series B Preferred Stock have the right, voting as a separate class, following a “Change of Control” (as defined in the Certificate of Designation designating such stock), to elect a majority of the members of our Board of Directors and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. This voting right could delay, defer, or prevent a change of control that our other stockholders support. This voting power could also discourage a potential investor from acquiring our common stock.

There is currently no established market for our common stock.

There is no established public market for our common stock. While we intend to apply for quotation of our common stock on the OTCQB, there is no assurance that our application will be accepted.

We expect our common stock to be quoted on the OTCQB. As such, our securities may be less liquid, be thinly traded, receive less coverage by security analysts, market makers, and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Our stock price is likely to be highly volatile.

Although prices for shares of our common stock may in the future be quoted on the OTCQB, no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCQB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our common stock will be a “penny stock,” trading therein will be subject to additional regulatory restrictions.

Our common stock will likely be considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity for our common stock. In addition, many brokers have decided not to trade penny stocks because of these requirements, and as a result, the number of broker-dealers that may be willing to act as market makers for our common stock may be limited.

Any issuance of preferred stock in the future may dilute the rights of our common stockholders.

Our board of directors will have the authority to issue up to 999,000 shares of preferred stock (in addition to the 1,000 shares of authorized Series B Preferred Stock) and to determine the price, privileges and other terms of these shares. Our board of directors may exercise this authority without any further approval of stockholders. The rights of holders of common stock may be adversely affected by the rights of future holders of preferred stock.

We do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent the stock price appreciates, which may never occur. In addition, stockholders must generally rely on sales of the shares they own after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate office and production facility is located at 2735 Wardlow Road, Corona, California 92882 and our design, engineering and paint facility is located at 2755 Wardlow Road, Corona, California 92882. We operate out of leased facilities comprised of a two-building campus that constitutes approximately four acres of industrial and office space. Our telephone number is (714) 400-2121. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. We are currently a party to several legal proceedings related to claims for payment that are currently accrued for in our financial statements as accounts or notes payable or other current liabilities. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Except as set forth above, we do not currently have pending any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is not currently quoted or traded on any market. Prior to deregistration on October 13, 2017, our common stock traded on the OTC Pink Sheets under the symbol “SLNN.” We intend to apply for quotation of our common stock on the OTCQB, although there is no assurance that our application will be accepted.

Stockholders of Record

As of March 31, 2019, an aggregate of 24,536,963 shares of our common stock were issued and outstanding and were owned by approximately 336 stockholders of record.

Dividends

We have not paid any dividends on our common stock during our years ended March 31, 2019, and 2018 or the subsequent interim period and we do not anticipate paying dividends on our common stock in the foreseeable future, and currently intend to retain any future earnings to support the development and expansion of our business. The declaration and payment of dividends are subject to the discretion of our board of directors and certain limitations imposed under Nevada statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder, during the year ended March 31, 2019:

On September 11, 2018, we issued to an accredited investor 666.66 units of Series B Preferred Stock and warrants for $600 per unit, for total cash proceeds of $400,000. Each unit consisted of one share of Series B Preferred Stock that is convertible into 1,000 shares of common stock, and a three-year warrant to purchase 500 shares of common stock at an exercise price of $0.70 per share.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the years ended March 31, 2019, and 2018. You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Form 10-K. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—“Risk Factors” and elsewhere in this Form 10-K, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

General Overview

We are an original equipment manufacturer (“OEM”) of high-performance vehicles (“Saleen OEM”) that we build from the ground up. We also design, develop, manufacture and sell high-performance vehicles built from base chassis of major American automobile manufacturers, which we refer to as “Saleen Signature Cars”. We currently have customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets. We also provide engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide.

Saleen OEM

Saleen S7 supercar (“S7”)

The term supercar describes an expensive (approximately $250,000 or more), limited production, fast or powerful (capable of reaching speeds in excess of 180 miles per hour) sports car with a centrally located engine. We manufacture the recently redesigned Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine, in our production facility in Corona, California. A total of seven S7 vehicles are expected to be produced, of which one was sold in our fiscal year ended March 31, 2019. We are also planning to develop a new American supercar.

During the years ended March 31, 2019 and 2018, the S7 was produced under a Joint Venture Agreement with S7 Supercars, LLC, a related party, which owned the “S7” name and related intellectual property and assets. Under the agreement, S7 Supercars provided the chassis to us and bore the costs to build the S7 vehicles, and we were entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. The cars produced under this agreement were owned by S7 Supercars until title passed to the ultimate buyer. Separately, upon the sale of the vehicle by S7 Supercars, we were entitled to a fee of approximately 33% of the net profit from the sale of the vehicle. Subsequent to the end of our fiscal year, on May 31, 2019, we entered into an Asset Purchase Agreement with S7 Supercars, LLC pursuant to which S7 Supercars, LLC sold us all of its assets, which consisted of chassis and other automotive parts relating to the manufacture of the S7, and related goodwill and intellectual property, for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us at March 31, 2019 by S7 Supercars, LLC. In addition, we are required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by us of an S7 within the two-year period following the closing, subject to the conditions provided for in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the Joint Venture Agreement between us and S7 Supercars, LLC terminated, except for our indemnification obligations thereunder.

Saleen 1 (“S1”)

A high-performance car is an automobile that is designed and constructed specifically for speed. The design and construction of a high-performance car involve not only providing a capable power train but also providing the handling and braking systems to support it. We are in the process of completing the engineering, design, and certification of a new high-performance sports car, the Saleen 1 (“S1”), under an engineering development and design contract with an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement. Terms for the manufacture and sale of the S1 remain subject to further negotiation and agreement.

Saleen Signature Cars

Our Saleen Signature Cars are built from base chassis of major American automobile manufacturers, including Ford Mustangs, Tesla Model S vehicles, and Ford trucks. We are a specialist in vehicle design, engineering, and manufacturing focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers) of American sports and electric vehicles and the production of high-performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories. Muscle cars are any of a group of American-made 2-door sports coupes with powerful engines designed for high performance driving. Our main retail outlets for Saleen Signature Cars are authorized Ford and exotic car dealers.

Global Markets

We plan to operate as a global high-performance automotive brand and expand our production, sales and marketing operations extensively within the markets of the USA and into multiple international markets. In addition, we market our expertise in specialized engineering and design services to third party clients, including major automotive manufacturers and movie producers. Our long-term plans include opening our own retail outlets across the United States. Based on current sales of supercars, we believe that there is a growing global market for dependable, American-made supercars offering demonstrably superior performance with revolutionary styling and design characteristics.

Recapitalization and Reverse Split

During the year ended March 31, 2018, we eliminated in excess of $8,549,000 of debt from our balance sheets in a series of transactions by issuing shares of Series A Preferred Stock and Series A-1 Preferred Stock with identical terms (collectively, “Series A Preferred Stock”) in exchange for such debt and accrued interest thereon. All outstanding shares of Series A Preferred Stock ultimately converted to 12,028,000 shares of our common stock in December 2017, when we effected a 1-for-2,000 reverse stock split of our common stock following approval by our Board of Directors and stockholders. All common stock share and per-share amounts for all periods presented in this Form 10 have been adjusted retroactively to reflect the reverse stock split.

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

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long-lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

We currently generate revenues primarily from the sale of our Saleen Signature Cars and providing engineering and design services.

Revenue from the sale of Signature Cars

We recognize revenue from the sale of our Signature Cars when control is transferred, which generally occurs upon shipment or delivery of the Signature Cars from our manufacturing facility to the destination specified by the customer. Signature Cars revenue represents the amount of consideration we expect to be entitled to in exchange for the delivery of the modified vehicle. We determine whether delivery has occurred based on when title transfers and the risks of ownership have transferred to the customer, which usually occurs when we place the cars on the carrier. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. We generally collect deposits before work is started and final payments are received prior to shipment. Except for warranties, we have no post-sale obligations, nor do we accept returns.

Revenue from engineering and design contracts, and consulting services contracts

We recognize revenue from our engineering and design contracts and consulting services contracts as the services are provided and accepted by the customer. Deferred revenue is recorded for any payments received for services yet to be completed. Under the terms of our engineering design and development contract with JSAT, costs are invoiced as incurred plus a markup.

Revenue from Saleen OEM

We recognize revenue for engineering and manufacturing services as these services are performed. Separately, upon the sale of each S7 by S7 Supercars, we recognized a fee of approximately 33% of the net profit from such sale by S7 Supercars when such sale was completed, the title was transferred to the buyer, and the buyer accepted the vehicle.

Stock Compensation

Stock options and warrants are periodically issued to employees and non-employees in non-capital raising transactions for services and for financing costs. Stock option and warrant grants to employees are accounted for using the authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. Stock option and warrant grants issued to non-employees are accounted for in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

We use the fair value recognition provision of ASC 718, “Stock Compensation,” which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. We use the Black-Scholes-Merton option pricing model to calculate the fair value of any equity instruments on the grant date.

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements contained in this Form 10-K for management’s discussion of recent accounting pronouncements.

Results of Operations for the Year Ended March 31, 2019, Compared to the Year Ended March 31, 2018

Our revenue, operating expenses, and net income (loss) from operations for the year ended March 31, 2019, as compared to the year ended March 31, 2018, were as follows:

	For the fiscal year ended			Percentage
	March 31,			Change
	2019	2018	Change	Inc. (Dec.)

Revenue, net
Services	$11,426,174	$4,360,706	$7,065,468	162%
Products, net	2,282,041	1,200,951	1,081,090	90%
Royalty	-	478,000	478,000	(100)%
Total Revenue, net	13,708,215	6,039,657	7,668,558	127%

Cost of goods sold
Services	2,433,851	2,516,514	(82,663)	(3)%
Products, net	2,252,014	1,105,138	1,146,876	104%
Total Cost of goods sold	4,685,865	3,621,652	1,064,213	29%
Gross profit	9,022,350	2,418,005	6,604,345	273%

Operating expenses
Research and development	24,720	85,346	(60,626)	(71)%
Sales and marketing	973,533	344,977	628,556	182%
General and administrative expenses	4,888,300	4,758,563	129,737	3%
Depreciation	89,863	108,590	(18,727)	(17)%
Total Operating expenses	5,976,416	5,297,476	678,940	13%
Income (loss) from operations	3,045,934	(2,879,471)	5,925,405	(206)%
Other (expense) income
Interest and financing costs	(31,673)	(1,713,566)	(1,681,893)	(98)%
Private placement costs	-	(1,062,264)	(1,062,264)	(100)%
Gain on extinguishment of derivative liability	-	128,905	128,905	(100)%
Total Other Expense, net	(31,673)	(2,646,925)	(2,615,252)	(99)%
Net income (loss) before income taxes	3,014,261	(5,526,396)	8,540,657	(155)%
Income tax expense	503,000	-	503,000	100%
Net income (loss)	2,511,261	(5,526,396)	8,037,657	(145)%
Preferred stock dividends	-	372,351	(372,351)	(100)%
Deemed dividend related to beneficial conversion feature	92,000	-	92,000	100%
Total dividends and deemed dividends	92,000	372,351	(280,351)	(75)%
Net income (loss) attributable to common shareholders	$2,419,261	$(5,898,747)	$8,318,008	(141)%

Revenue

We generate revenue from the sale of our Signature Cars, for engineering and manufacturing services provided to S7 Supercars, and from engineering, development and design services we provide on a project basis, including services provided to JSAT to develop our newest high-performance car, the S1. We also generate revenue from the retail sale of Saleen lifestyle accessories and other Saleen-branded products sold to our base of Saleen automotive vehicle enthusiasts in the U.S. and overseas through our website and at our car and trade shows.

Revenue increased by $7.7 million (127%) to $13.7 million for the year ended March 31, 2019, compared to $6.0 million for the year ended March 31, 2018. The majority of the increase in revenue was attributable to increased revenue under our engineering development and design contract with JSAT. We also had increased revenue from the net profit fee earned from S7 Supercars LLC during the year ended March 31, 2019, as the first of the limited production S7 supercars was delivered in July 2018.

Revenue for services increased by $7.1 million (162%) to $11.4 million for the year ended March 31, 2019, compared to $4.4 million for the year ended March 31, 2018. The increase in revenue was primarily attributable to increased revenue under our engineering development and design contract with JSAT and an increase in the net profit fee earned from S7 Supercars LLC.

Revenue for products increased by $1.2 million (90%) to $2.3 million for the year ended March 31, 2019, compared to $1.2 million for the year ended March 31, 2018. The increase in revenue was primarily attributable to an increase in revenue from our Signature Cars.

Revenue from royalty decreased by $478,000 (100%) for the year ended March 31, 2019. During the year ended March 31, 2019, the Company did not recognize any royalty revenue (see Note 12 of the Consolidated Financial Statements).

Cost of Goods Sold

Cost of goods sold for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of goods sold for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of goods sold increased by approximately $1.1 million (29%) to $4.7 million for the year ended March 31, 2019, compared to $3.7 million for the year ended March 31, 2018. The increase in the cost of sales was primarily attributable to increased costs incurred for engineering, development and design services provided to JSAT, and the increase in costs associated with the increase in signature car sales.

Gross Profit

Gross profit as a percentage of net revenue increased by 26% to 66% for the year ended March 31, 2019, compared to 40% for the year ended March 31, 2018. The increase in gross margin as a percentage of revenue was due to increased revenue from the net profit fee we earned from S7 Supercars LLC during the year ended March 31, 2019, and improved margins from engineering, development and design services provided to JSAT, offset by decreased margins from sales of our Signature Cars.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

Research and development costs decreased approximately $61,000 to $25,000 during the year ended March 31, 2019, compared to $85,000 during the year ended March 31, 2018. The decrease in research and development costs was due primarily to decreased parts and supplies expense, offset by increased development services provided by third party vendors during the year ended March 31, 2018.

Sales and marketing expense increased approximately $629,000 to $974,000 during the year ended March 31, 2019, compared to $345,000 during the year ended March 31, 2018. The increase in sales and marketing costs was due primarily to increased sales salaries and marketing costs incurred during the year ended March 31, 2019 related to promotional events and car shows.

General and administrative expenses increased approximately $130,000 to $4.9 million during the year ended March 31, 2019, compared to $4.8 million during the year ended March 31, 2018. The increase in general and administrative expenses was due primarily to increased salaries and employee benefits, increased facilities costs related to our new building leases, increased maintenance and utilities costs, and changes in balances within our remaining operating accounts to support our revenue growth during the year ended March 31, 2019. The cumulative increase in general and administrative expenses of approximately $2.1 million related to these activities was offset by a reduction of approximately $2.0 million of non-recurring stock-based expense and professional fees related to stock grants provided to our officer, directors and others, recorded during the year ended March 31, 2018 and which did not occur during the year ended March 31, 2019.

Depreciation

Depreciation expense relates to depreciable assets consisting of property and equipment. Depreciation expense decreased by approximately $19,000 to $90,000 for the year ended March 31, 2019, compared to $109,000 for the year ended March 31, 2018.

Income (Loss) from Operations

During the year ended March 31, 2019, we generated income from operations of approximately $3.0 million, compared to a $2.9 million loss from operations incurred during the year ended March 31, 2018. Income from operations for the year ended March 31, 2019, was due primarily to increased revenue and gross profit, offset in part by increased operating expenses.

Other Expense (Income)

Other expenses include interest and financing costs, private placement costs, and gains and losses on the extinguishment of derivative liabilities. Interest and financing costs decreased approximately $1.7 million to $32,000 during the year ended March 31, 2019, compared to $1.7 million during the year ended March 31, 2018. The decrease in interest and financing costs during the year ended March 31, 2019, was due primarily to non-cash interest expense related to convertible notes and other notes issued in our private placement transaction in the year ended March 31, 2018. During the year ended March 31, 2018, we also recorded private placement costs of $1.1 million and a gain on extinguishment of derivative liabilities of $129,000, both of which did not occur during the year ended March 31, 2019.

Income Tax Expense

During the fiscal year ended March 31, 2019, we reported income tax expense of $503,000. No income tax expense was recorded during the fiscal year ended March 31, 2018 (see Note 10 of the accompanying financial statements).

Dividends

During the fiscal year ended March 31, 2018, we issued approximately $372,000 of non-cash dividends to our preferred stockholders related to our convertible notes payable. There were no dividends granted during the fiscal year ended March 31, 2019.

Deemed Dividend Related to Beneficial Conversion Feature of Series B Preferred Stock

During the fiscal year ended March 31, 2019, we recorded a beneficial conversion feature of $92,000 related to the issuance of Series B Preferred Stock. On September 11, 2018, we issued 666.66 units of Series B Preferred Stock and warrants for $600 per unit, for total cash proceeds of $400,000. Each unit consisted of one share of Series B Preferred Stock that is convertible into 1,000 shares of common stock, and a three-year warrant to purchase 500 shares of the Company’s common stock at an exercise price of $.70 per share. A portion of the proceeds from the sale of our Series B Preferred Stock was allocated to the warrants based on their relative fair value, which amounted to $92,000, and was calculated using the Black Scholes option pricing model. The $92,000 has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (as there is a deficit in our retained earnings).

Net Income (Loss) Attributable to Common Shareholders

Net income attributed to common shareholders amounted to approximately $2.4 million during the fiscal year ended March 31, 2019, compared to a net loss of approximately $5.9 million during the fiscal year ended March 31, 2018. The increase in net income attributable to common shareholders was due primarily to increased revenue and gross profit and decreased dividends, offset by increased operating expenses and deemed dividend related to the beneficial conversion feature of our Series B Preferred Stock. Net income per diluted common share amounted to $0.09 for the fiscal year ended March 31, 2019, compared to a net loss per share of $1.07 for the fiscal year ended March 31, 2018. The increase in earnings per share was due to an increase in net income attributable to common shareholders for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

Our working capital deficiency as of March 31, 2019, and 2018, was as follows:

	As of	As of
	March 31, 2019	March 31, 2018

Current Assets	$3,619,119	$1,257,935
Current Liabilities	4,398,809	4,570,529
Net Working Deficiency	$(779,690)	$(3,312,594)

The following summarizes our cash flow activity for the fiscal year ended March 31, 2019, and 2018:

Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31, 2019	March 31, 2018

Net cash provided by (used in) Operating Activities	$3,237,314	$(1,625,814)
Net cash used in Investing Activities	(468,200)	(114,567)
Net cash provided by Financing Activities	82,000	2,259,265
Increase in Cash during the period	2,851,114	518,884
Cash, Beginning of Period	523,120	4,236
Cash, End of Period	$3,374,234	$523,120

The Company has incurred significant net losses since inception. During the year ended March 31, 2018, the Company had a net loss of $5.5 million, used cash in operations of $1.5 million, and at March 31, 2018, we had a working capital deficit of $3.2 million, and a stockholders deficit of $2.9 million. However, during the year ended March 31, 2019, the Company’s financial performance significantly improved, and we recorded net income of $2.5 million and generated cash flows from operations of $3.2 million, primarily due to an engineering services contract we entered into in April 2018 with Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”), an unaffiliated corporation located in China. The Company also entered into a Saleen S1 Cup Vehicle Development and Production Agreement (the “Cup Agreement”) with JSAT in November 2018, and amended in May 2019, that is expected to generate aggregate revenue in excess of $15.6 million. As of March 31, 2019, our working capital deficit had been reduced to $780,000, which included a contract advance (deferred revenue) from JSAT of $1.0 million. Our ability to continue to generate net income and positive cash flows from operations is primarily dependent on our ability to continue to generate revenue from our contract with JSAT, and to generate revenue from the sale of our Signature Cars.

During the year ended March 31, 2019, the Company recognized revenue from JSAT totaling $10.7 million, made up of $5.8 million for completed performances under the engineering services contract, $4.7 million for the reimbursement of costs and expenses plus an additional mark-up, that were not part of the engineering services contract or Cup Agreement, and $220,000 of consulting fees. Subsequent to March 31, 2019, and through September 26, 2019, the Company received another $20.3 million from JSAT, made up of $14.7 million for completed performances under the engineering services contract and Cup Agreement, and $5.6 million for the reimbursement of costs and expenses, plus an additional mark-up, that were not part of the engineering services contract or Cup Agreement. Our cash balance at September 30, 2019 was $4.4 million.

The Company cannot give assurance that it can maintain its cash balances or limit its cash consumption and maintain sufficient cash balances for its planned operations. Also, future business demands may lead to cash utilization at levels greater than recently experienced or anticipated. While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Subject to the foregoing, we believe the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of filing of this Annual Report on Form 10-K.

At March 31, 2019, we had a working capital deficit of approximately $780,000 compared to a working capital deficit of $3.3 million at March 31, 2018. The improvement in working capital was primarily related to our increased net income, decreased accounts payable and customer deposits, and advances under our engineering design and development contract with JSAT.

Net cash provided by operating activities for the year ended March 31, 2019, totaled $3.2 million, compared to net cash used in operating activities for the year ended March 31, 2018, of $1.5 million. The increase in net cash provided by operations for the year ended March 31, 2019, was primarily due to a net income during the year ended March 31, 2019 of $2.5 million, compared to a net loss incurred during the year ended March 31, 2018, of $5.5 million.

Net cash used in investing activities was approximately $468,000 for the year ended March 31, 2019, compared to $115,000 for the year ended March 31, 2018, and related to the purchase of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2019 was $82,000, and included proceeds received in the private placement of Series B Preferred Stock and warrants of $400,000, offset by the repayment of notes payable in the aggregate amount of $318,000, compared to net cash provided by financing activities for the year ended March 31, 2018 of $2.2 million, which included $2.2 million of proceeds from the private placement of preferred stock, proceeds from related party notes payable and amounts due to related parties totaling approximately $80,000, offset by the repayment of notes payable in the amount of $118,000.

New Accounting Standards

See Note 1 of the financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments

Lease Obligations

In September 2017, we entered into new lease agreements for the rental of two buildings comprising our facilities in Corona, California, totaling approximately 76,000 square feet under non-cancellable operating leases that expire in January 2028. The leases are on a triple net basis and require aggregate monthly payments, beginning at $57,000 per month, with annual rent escalations at a negotiated rate. We have also entered into a sublease agreement for one of the buildings that requires monthly payments from the sublessee to us on a month-to-month basis. As a result of this sublease arrangement, we anticipate a substantial reduction of our rent expense through the end of the term of the leases.

In June 2016, we entered into an unsecured note payable with our landlord for past due rent of $389,922 under the prior lease for the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. As of March 31, 2017, the principal balance of the note was $283,358. In September 2017, upon entering into the new leases, the landlord agreed to reduce the balance of the note by $183,358 to $100,000. We have recorded the gain on the reduction of the note payable of $183,358 as deferred rent and have included it in other current liabilities. Deferred rent is amortized on a straight-line basis over the term of the leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Saleen Automotive, Inc.

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saleen Automotive, Inc. and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California

October 3, 2019

We have served as the Company’s auditor since 2013.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash	$3,374,234	$523,120
Accounts receivable (including $133,742 and $141,200 due from related party, respectively)	136,387	456,938
Inventories	108,498	263,277
Prepaid expenses	-	14,600
Total Current Assets	3,619,119	1,257,935

Property and equipment, net	650,353	272,016
Security deposits and other assets	70,800	70,780
TOTAL ASSETS	$4,340,272	$1,600,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$351,735	$1,464,779
Accrued compensation, payroll taxes, and other taxes payable	632,689	944,015
Income taxes payable	503,000	-
Notes payable ($116,406 and $162,326 past due at March 31, 2019 and 2018, respectively)	224,159	365,079
Convertible note payable, past due	100,000	100,000
Notes payable and advances from related party	-	200,000
Accrued interest on notes payable	37,131	90,585
Due to related parties	519,364	166,155
Engineering contract advance	1,068,150	-
Customer deposits (including $100,000 and $300,000 due to related party, respectively)	511,081	605,580
Other current liabilities	451,500	634,336
TOTAL LIABILITIES	4,398,809	4,570,529

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 667 Series B shares issued and outstanding at March 31, 2019, and none issued and outstanding at March 31, 2018	1	—
Common Stock; $0.001 par value; 100,000,000 shares authorized; 24,536,963 issued and outstanding at March 31, 2019 and 2018, respectively	24,537	24,537
Additional paid in capital	36,406,842	36,006,843
Accumulated deficit	(36,489,917)	(39,001,178)
Total Stockholders’ Deficit	(58,537)	(2,969,798)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,340,272	$1,600,731

See accompanying notes to consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended March 31,
	2019	2018
Revenue
Services (including $685,049 and $383,783 from related party, respectively)	$11,426,174	$4,360,706
Products, net	2,282,041	1,200,951
Royalty	-	478,000
Total revenue, net	13,708,215	6,039,657

Costs of revenue
Services	2,433,851	2,516,514
Products	2,252,014	1,105,138
Total costs of revenue	4,685,865	3,621,652

Gross margin	9,022,350	2,418,005

Operating expenses
Sales and marketing	973,533	344,977
General and administrative (includes stock-based compensation costs of $0 and $1,950,482 issued to officer, directors and other related parties for the years ended March 31, 2019, and 2018, respectively)	4,888,300	4,758,563
Research and development	24,720	85,346
Depreciation	89,863	108,590
Total operating expenses	5,976,416	5,297,476

Income (loss) from operations	3,045,934	(2,879,471)

Other income (expense)
Interest and financing costs	(31,673)	(1,713,566)
Private placement costs	-	(1,062,264)
Gain on extinguishment of derivative liability	-	128,905
Total other income (expenses), net	(31,673)	(2,646,925)

Net income (loss) before provision for income taxes	3,014,261	(5,526,396)
Income tax expense	503,000	-
Net income (loss)	2,511,261	(5,526,396)

Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	92,000	-
Preferred stock dividends	-	372,351
Net income (loss) attributable to common stockholders	$2,419,261	$(5,898,747)

Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(1.07)
Diluted	$0.09	$(1.07)
Shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,536,963	5,490,927
Diluted	26,376,950	5,490,927

See accompanying notes to consolidated financial statements.

Saleen Automotive, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the years ended March 31, 2019 and 2018

	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Additional Paid In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance, April 1, 2017	1,118,563	$1,119	—	$—	$20,009,359	$(33,102,431)	$(13,091,953)
Preferred stock issued upon the conversion of convertible notes and accrued interest	—	—	711,100	711	8,420,167	—	8,420,878
Proceeds from sale of preferred stock in private placement for cash	—	—	175,000	175	1,399,825	—	1,400,000
Preferred stock issued for settlement of note payable	—	—	16,000	16	127,984	—	128,000
Conversion of preferred shares into common shares	12,028,000	12,028	(902,100)	(902)	(11,126)	—	—
Proceeds from sale of common stock and warrants in private placement for cash	1,333,333	1,333	—	—	798,667	—	800,000
Common stock issued in settlement of due to related parties	1,090,704	1,091	—	—	544,261	—	545,352
Fair value of common shares issued to officer, directors and other related parties for compensation	3,800,964	3,801	—	—	1,946,681	—	1,950,482
Fair value of common shares issued to related parties for interest expense	1,833,205	1,833	—	—	918,089	—	919,922
Fair value of common shares issued for interest expense	910,694	911	—	—	545,506	—	546,417
Fair value of common shares issued for private placement costs	1,800,000	1,800	—	—	935,700	—	937,500
Fair value of common shares issued as dividend to Preferred stockholders	620,585	620	—	—	371,731	(372,351)	—
Shares issued to effect reverse stock split	915	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(5,526,396)	(5,526,396)
Balance, March 31, 2018	24,536,963	24,537	—	—	36,006,843	(39,001,178)	(2,969,798)
Cash proceeds from sales of Series B Preferred Stock and warrants in private placement to related party	—	—	667	1	399,999	—	400,000
Beneficial conversion feature of Series B Preferred Stock	—	—	—	—	92,000	—	92,000
Deemed dividend on beneficial conversion feature of Series B Preferred Stock	—	—	—	—	(92,000)	—	(92,000)
Net income	—	—	—	—	—	2,511,261	2,511,261
Balance, March 31, 2019	24,536,963	$24,537	667	$1	$36,406,842	$(36,489,917)	$(58,537)

See accompanying notes to consolidated financial statements.

Saleen Automotive Inc.

Consolidated Statements of Cash Flows

	For the years ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$2,511,261	$(5,526,396)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	89,863	108,590
Extinguishment of derivative liability	-	(128,905)
Amortization of discount on convertible notes	-	31,788
Fair value of common stock issued to officer, directors and other related parties for compensation	-	1,950,482
Fair value of common stock issued to related parties as interest expense	-	919,922
Fair value of common stock issued as interest expense	-	546,417
Fair value of common stock issued as private placement costs	-	937,500
Changes in operating assets and liabilities:
Accounts receivable	297,631	(182,268)
Inventories	114,779	(163,050)
Prepaid expenses and other assets	14,580	(22,743)
Accounts payable	(1,113,043)	44,425
Payroll, payroll taxes, and other taxes payable	(311,326)	182,234
Income taxes payable	503,000	-
Accrued interest on notes payable	(13,454)	213,557
Due to related parties, net	353,210	97,312
Engineering contract advance	1,068,150	-
Customer deposits	(94,500)	(210,345)
Other current liabilities	(182,837)	(327,022)
Net cash provided by (used in) operating activities	3,237,314	(1,528,502)
Cash flows from investing activities
Purchases of property and equipment	(468,200)	(114,567)
Net cash used in investing activities	(468,200)	(114,567)

Cash flows from financing activities
Proceeds from sale of Series B Preferred Stock and warrants in private placement to related party	400,000	-
Proceeds from private placement of preferred stock	-	1,400,000
Proceeds from private placement of common stock and warrants	-	800,000
Proceeds from (repayment of) notes payable to related party	(200,000)	80,000
Repayment of notes payable	(118,000)	(118,047)
Net cash provided by financing activities	82,000	2,161,953
Net increase in cash	2,851,114	518,884
Cash at beginning of year	523,120	4,236
Cash at end of year	$3,374,234	$523,120

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$38,633	$11,881
Income taxes	$-	$13,282

Supplemental schedule of non-cash financing activities:
Conversion of convertible notes and accrued interest to preferred stock and common stock	$-	$8,420,878
Common stock issued as dividends to Preferred stockholders	$-	$372,351
Common stock issued upon settlement of amounts due to related parties	$-	$545,352
Preferred stock issued upon settlement of notes payable	$-	$128,000
Reduction of note payable classified as deferred gain	$-	$183,358
Reduction of accrued interest on notes payable offset by a reduction in inventory	$40,000	$-
Reduction in note payables offset by reductions in accounts receivable	$22,920	$-
Fair value of beneficial conversion feature of Series B Preferred Stock	$92,000	$-

See accompanying notes to consolidated financial statements.

Saleen Automotive Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended March 31, 2019 and 2018

NOTE 1 – NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Saleen Automotive, Inc. (the “Company”) is an original equipment manufacturer (“OEM”) of high-performance vehicles (“Saleen OEM”) that are built from the ground up. The Company also designs, develops, manufactures and sells high-performance vehicles built from base chassis of major American automobile manufacturers (“Saleen Signature Cars”). The Company also provides engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide. The Company currently has customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets.

Saleen Automotive, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011. On May 23, 2013, the Company entered into a merger agreement with Saleen California Merger Corporation, Saleen Florida Merger Corporation, Saleen Automotive, Inc., and SMS Signature Cars (“SMS”) (collectively, the “Saleen Entities”), and Steve Saleen (“Saleen”). The merger closed on June 26, 2013, and the Saleen Entities merged with the Company and approximately 93% of the Company’s common stock was owned, collectively, by Saleen and the former holders of the outstanding capital stock of Saleen Automotive. The transaction was accounted for as a recapitalization with the Saleen Entities deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. In June 2013, the Company amended its articles of incorporation to change its name to Saleen Automotive, Inc.

On December 19, 2017, the Company effected a 1-for-2,000 reverse stock split of its common stock (“reverse stock split”) following approval by the Company’s Board of Directors and stockholders. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Saleen OEM

The Company manufacturers the Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine, in the Company’s production facility in Corona, California. During the years ended March 31, 2019 and 2018, the S7 was produced under an agreement with S7 Supercars, LLC (“S7 Supercars”), a related party, which owned the “S7” name and related intellectual property and assets. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. Separately, upon the sale of the vehicle to the end-users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars. On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars and acquired all of S7 Supercars’ assets, which consisted of chassis and other automotive parts relating to the manufacture of the S7, and related intellectual property and assets (See Note 14).

The Company is also in the process of completing the engineering, design, and certification of a new high-performance sports car, the Saleen 1 (“S1”), under an engineering development and design contract with Jiangsu Saleen Automotive Technology Co. (see Note 2), an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement.

Saleen Signature Cars

The Company’s Saleen Signature Cars are built from base chassis of major American automobile manufacturers, including Ford Mustangs, Tesla Model S vehicles, and Ford trucks. The Company is a specialist in vehicle design, engineering and manufacturing focusing on the mass customization (the process of customizing automobiles that are mass produced by manufacturers) of American sports and electric vehicles and the production of high-performance USA-engineered sports cars. Saleen-branded products include a line of high performance and upgraded muscle and electric cars, automotive aftermarket specialty parts and lifestyle accessories.

Liquidity

The Company has incurred significant net losses since inception. During the year ended March 31, 2018, the Company had a net loss of $5.5 million, used cash in operations of $1.5 million, and at March 31, 2018, we had a working capital deficit of $3.2 million, and a stockholders deficit of $2.9 million. However, during the year ended March 31, 2019, the Company’s financial performance significantly improved, and we recorded net income of $2.5 million and generated cash flows from operations of $3.2 million, primarily due to an engineering services contract we entered into in April 2018 with Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”), an unaffiliated corporation located in China (see Note 2). The Company also entered into a Saleen S1 Cup Vehicle Development and Production Agreement (the “Cup Agreement”) with JSAT in November 2018, and amended in May 2019 (see Note 2), that is expected to generate aggregate revenue in excess of $15.6 million. As of March 31, 2019, our working capital deficit had been reduced to $780,000, which included a contract advance (deferred revenue) from JSAT of $1 million. Our ability to continue to generate net income and positive cash flows from operations is primarily dependent on our ability to continue to generate revenue from the contract with JSAT, and to generate revenue from the sale of our Signature Cars (See Note 2). Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date these financial statements are issued.

During the year ended March 31, 2019, the Company recognized revenue from JSAT totaling $10.7 million, made up of $5.8 million for completed performances under the engineering services contract, $4.7 million for the reimbursement of costs and expenses plus an additional mark-up, that were not part of the engineering services contract or Cup Agreement, and $220,000 of consulting fees. Subsequent to March 31, 2019, and through September 26, 2019, the Company received another $20.3 million from JSAT, made up of $14.7 million for completed performances under the engineering services contract and Cup Agreement, and $5.6 million for the reimbursement of costs and expenses, plus an additional mark-up, that were not part of the engineering services contract or Cup Agreement. Our cash balance at September 30, 2019 was $4.4 million.

The Company cannot give assurance that it can maintain its cash balances or limit its cash consumption and maintain sufficient cash balances for its planned operations. Also, future business demands may lead to cash utilization at levels greater than recently experienced or anticipated. While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Subject to the foregoing, management has adopted a budget that we believe will allow the Company sufficient capital and liquidity to fund its operations for at least one year from the date these financial statements are issued.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Saleen Signature Cars, a California corporation, and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long-lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

Prior to April 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was reasonably assured.

Effective April 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of primarily from the sale of its Signature Cars and services provided under its engineering and design, and development consulting services contracts.

See Note 2 for further discussion of Revenue.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

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

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to collectability. For the most part, the Company generally requires advance payments for its Signature Cars and credit card payments for parts and merchandise. As of March 31, 2019, and 2018, the Company deemed an allowance for doubtful accounts was not required.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out cost basis for automobile parts and merchandise, and on a specific cost basis for work-in-process and finished cars. Inventories consist primarily of parts for the Company’s Signature Car conversions, Signature Car conversions in process, finished Signature Cars, and retail sales merchandise.

	March 31, 2019	March 31, 2018

Automobile parts	$108,498	$56,089
Finished Cars	-	186,215
Merchandise	-	20,973
Total inventories	$108,498	$263,277

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major renewals and improvements that extend the useful lives of property and equipment or increase production capacity are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. The cost of property and equipment is depreciated on a straight-line basis over the following estimated useful lives:

Computer equipment and software	3-7 years
Tooling	3-7 years
Furniture and fixtures	5-7 years
Automobiles and trailer	5-7 years
Machinery and equipment	3-7 years
Leasehold improvement	Shorter of the lease term or useful life

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the years ended March 31, 2019, and 2018.

Customer Deposits

Sales orders received from customers of Signature Cars generally require customers to make deposits at the time of signing the related sales order. The Company receives either partial or full deposits related to Signature Car sales orders in advance of shipment and is generally paid in full prior to the shipment of the finished Signature Cars. Customer deposits as of March 31, 2019, and 2018 comprised of funds received in advance of shipment and amounted to $511,081 and $605,580, respectively, which will be recorded as revenue upon shipment of finished Signature Cars and satisfaction of the revenue recognition requirements discussed above.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty for its Signature Cars. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles. Accrued warranty costs are included in other current liabilities on the accompanying consolidated balance sheets. Changes in the product warranty accrual for the years ended March 31, 2019, and 2018 were as follows:

	Balance at Beginning of Fiscal Year	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Year
Fiscal 2019	$20,000	$(35,392)	$35,392	$20,000
Fiscal 2018	$20,000	$(7,895)	$7,895	$20,000

Advertising, Sales and Marketing Costs

Advertising and sales and marketing costs are expensed as incurred and are included in sales and marketing expenses. During the year ended March 31, 2019, advertising expenses were $123,262, while sales and marketing expenses were $850,271. During the year ended March 31, 2018, advertising expenses were $17,812, while sales and marketing expenses were $327,165.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Stock Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees, “to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the FASB Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and customer deposits. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Income (loss) per Share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of convertible notes payable.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the year ended:

	March 31, 2019	March 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$2,419,261	$(5,898,747)

Denominator:
Weighted average number of shares outstanding, basic	24,536,963	5,490,927
Adjustment for dilutive effects of warrants	1,673,320	-
Adjustment for dilutive effects of convertible note payable	166,667	-
Weighted average number of common shares outstanding, diluted	26,376,950	5,490,927

Net income (loss) per common share, basic	$0.10	$(1.07)
Net income (loss) per common share, diluted	$0.09	$(1.07)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive:

	March 31, 2019	March 31, 2018
Outstanding options to purchase common stock	2,602	2,602
Warrants to purchase common stock	-	1,339,990
Note payable convertible to common stock	-	166,667
Total	2,602	1,509,259

Significant Concentrations

Sales to one China-based customer, Jiangsu Saleen Automotive Technology Co. (see Note 2) comprised 78% and 66% of revenues for the years ended March 31, 2019, and 2018, respectively.

One customer, a related party, comprised 98% of accounts receivable at March 31, 2019. Two customers comprised 69% and 31%, respectively, of accounts receivable at March 31, 2018.

The Company utilizes automobile platform vehicles for its Signature Cars from major manufacturers including Ford and Tesla and generally receives the base vehicle platforms directly from dealers. The Company enters into sourcing agreements with individual car dealerships but does not have supply agreements with the major manufacturers. Accordingly, the Company’s supply of base vehicle platforms may be limited to the allocation allotted from its source dealerships.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation. The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company will adopt the new standard effective April 1, 2019 and anticipates recording a right of use asset and corresponding lease liability of approximately $4.1 million upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation – Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company plans to adopt ASU 2018-07 on April 1, 2019. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from the following sources:

Revenue from services

The Company recognizes revenue from its engineering and design contracts and consulting services contracts as the services are provided and accepted by the customer. Deferred revenue is recorded for any payments received for services yet to be completed. Under the terms of its engineering design and development contract, costs are invoiced as incurred plus a markup.

Revenue from Saleen S1

The Company provides engineering, design and development services to Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”) an unaffiliated corporation located in China, under a consulting agreement entered into in September 2016, and an engineering services contract entered into in April 2018. Under the engineering services contract, the Company agreed to provide engineering, design, and development services for the S1 and other high-performance vehicles for manufacture in the United States and China. The Company expects to complete the engineering, designing and developing of the S1 in the first quarter of calendar year 2020. Under the terms of the engineering services contract, as amended, the total contract amount is approximately $31,605,000. An early termination fee based on a percentage of the remaining unbilled contract amount will apply in the event the contract is cancelled by JSAT.

The Company also entered into a Saleen S1 Cup Vehicle Development and Production Agreement (Cup Agreement) with JSAT in November 2018, as amended in May 2019. Under the Cup Agreement, the Company agreed to provide engineering, design, and development services for the Saleen S1 racing vehicle including prototype development, and assembly of racing vehicles to be used in the S1 Cup Racing Series in the United States and China. The Company expects to complete the Cup Agreement during calendar year 2019. The Cup Agreement provides for aggregate revenues to the Company of approximately $15,631,000.

During the year ended March 31, 2019, the Company recognized $5,792,315 related to its completed performance under the engineering services contract. In addition, the Company recognized $4,728,811 for the reimbursement of costs and expenses, plus an additional mark-up, related to JSAT that were not part of the engineering services contract or Cup Agreement. In addition, during the years ended March 31, 2019 and 2018, the Company recognized $220,000 and $3,976,917 of consulting fees related to JSAT. During the year ended March 31, 2019, no revenue was recognized under the Cup Agreement as no performance obligation was completed during the period.

Revenue from Saleen S7

The Company recognized revenue for engineering and manufacturing services as these services were performed. Separately, upon the sale by S7 Supercars of an S7 to the end user, the Company recognized a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer has accepted the vehicle. (See Note 14). During the year ended March 31, 2019, the Company recognized revenue of $485,048 for reimbursement of engineering and manufacturing services and a $200,000 fee from the sale of one S7. During the year ended March 31, 2018, the Company recognized revenue of $383,783 for reimbursement of engineering and manufacturing services.

Revenue from Products

Revenue from sale of Signature Cars

The Company recognizes revenue from the sale of its Signature Cars when control is transferred which generally occurs upon shipment or delivery of the Signature Cars from its manufacturing facility to the destination specified by the customer. Signature Cars revenue represents the amount of consideration which the Company expects to be entitled in exchange for the delivery of the modified vehicle. The Company determines whether delivery has occurred based on when title transfers and the risks of ownership have transferred to the buyer, which usually occurs when the Company places the cars on the carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured and generally collects deposits before work is started and final payments are received prior to shipment. Except for warranties, the Company has no post-sales obligations nor does the Company accept returns. During the years ended March 31, 2019 and 2018, the Company recognized revenue from signature cars of $2,205,667 and $1,183,117, respectively.

Revenue from Royalty

The Company recognizes revenue from licenses when the performance obligation is satisfied through the transfer of the license. In the case where a royalty is paid to the Company in advance, the royalty payment is initially recorded as a liability and recognized as revenue as the royalties are deemed to be earned. During the year ended March 31, 2019, the Company did not recognize any royalty revenue. During the year ended March 31, 2018, the Company recognized royalty revenue of $478,000 (see Note 12).

Revenue by Services Lines and Geographic Area

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by geographic area:

	Year Ended March 31,
	2019	2018
Revenue by service lines:
Services
S1 engineering, design and development contract	$10,741,126	$3,976,923
S7 agreement (related party)	685,048	383,783

Products
Signature cars	2,205,667	1,183,117
Royalty	-	478,000
Other	76,374	17,834
Total revenue	$13,708,215	$6,039,657

	Year Ended March 31,
	2019	2018
Revenue by geographic area:
United States	$2,967,089	$2,062,734
China	10,741,126	3,976,923
Total revenue	$13,708,215	$6,039,657

Deferred Revenue

At March 31, 2019, the Company’s contract balances include deferred revenue. For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Year ended March 31, 2019
Deferred revenue, April 1, 2018	$-
New contract liabilities	2,968,150
Performance obligations satisfied	(1,900,000)
Deferred revenue, March 31, 2019	$1,068,150

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2019, and March 31, 2018:

	March 31, 2019	March 31, 2018
Tooling	$937,554	$743,737
Automobiles and trailers	167,063	-
Machinery and equipment	103,233	85,922
Furniture and fixtures	147,960	147,128
Computer equipment and software	89,246	76,760
Leasehold improvements	76,691	-
	1,521,747	1,053,547
Accumulated depreciation	(871,394)	(781,531)
Total Property and Equipment	$650,353	$272,016

Depreciation expense for the years ended March 31, 2019, and 2018 was $89,863 and $108,590, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2019 and March 31, 2018:

		March 31, 2019	March 31, 2018
(1)	Settlement agreement for senior secured note	$40,000	$120,000
(2)	Unsecured note payable, interest at 5% per annum, due on demand	67,753	82,753
(3)	Unsecured note payable, interest at 10% per annum, due July 27, 2017, past due	83,980	111,900
(4)	Note Payable to American Express, past due	32,426	50,426
	Total notes payable	$224,159	$365,079

(1)	In December 2016, the Company entered into a settlement agreement with Citizens Business Bank for a $400,000 loan that was then in default, was initially issued in 2009, and secured by all assets of the Company. Pursuant to the settlement agreement, the Company paid $200,000 in December 2016 and agreed to pay the balance of $200,000 through June 2019. As of March 31, 2018, the balance of the loan was $120,000. During the year ended March 31, 2019, the Company made payments of $80,000, and at March 31, 2019, the balance of the loan of $40,000.

(2)	In June 2016, the Company entered into an unsecured note payable with its landlord for past due rent of $389,922, covering the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. At March 31, 2017, the principal balance of the note was $283,358. In September 2017, upon entering into an addendum to the lease agreement to renew the lease term through January 2028 (see Note 13), the landlord agreed to reduce the balance of the note by $183,358. At March 31, 2018, the outstanding balance of the note was $82,753. During the year ended March 31, 2019, the landlord, and the Company, agreed to reduce the note payable balance by $15,000, by offsetting an accounts receivable balance owed to the Company by the note holder of $15,000. At March 31, 2019, the balance of the loan was $67,753.

(3)	Note payable issued on September 8, 2014, with an amended maturity date of July 27, 2017. The note accrues interest at 10% per annum. Payments due in accordance with the amended note were past due as of March 31, 2019, and 2018. As of March 31, 2018, the outstanding balance of the note payable was $111,900. During the year ended March 31, 2019, the note holder, and the Company, agreed to reduce the note payable balance by $7,920, by offsetting an accounts receivable balance owed to the Company by the note holder of $7,290. In addition, the Company made payments of $20,000, which resulted in the balance of the loan at March 31, 2019, of $83,980.

(4)	Per a settlement reached with American Express, the Company makes monthly payments of $1,500 against prior balances due. The balance of the note payable at March 31, 2018, was $50,426. During the year ended March 31, 2019, the Company made $18,000 of payments and the balance of the note payable was $32,426 as of March 31, 2019. Payments due in accordance with the settlement agreement were past due as of March 31, 2019, and 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, PAST DUE

At March 31, 2019, and 2018, the Company had one unsecured convertible note outstanding for $100,000. The note bears interest at 7% per annum, was due in March 2017 and is currently in default. The note is convertible into 166,667 shares of common stock.

At March 31, 2017, the Company had 12 convertible notes outstanding aggregating $7,228,612. During the year ended March 31, 2018, such convertible notes plus accrued interest aggregating $1,192,266 (total of $8,420,878) were exchanged at $8 to $16 per share into 711,100 shares of the Company’s Series A Preferred Stock (see Note 11). In addition, the Company issued the holders of the convertible notes a bonus of 910,694 shares of common stock valued at $546,417 which was included in interest expense during the year ended March 31, 2018.

NOTE 6 – NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

In 2015, the Company executed two notes payable to a major stockholder, for an aggregate amount of $120,000, which bear interest at 10% per annum and were due on demand. During the year ended March 31, 2018, the Company received advances from the same stockholder for an aggregate amount of $80,000, which were unsecured, non-interest bearing and due on demand. As of March 31, 2018, the outstanding balance of the notes payable and advances to major stockholder was $200,000. During the year ended March 31, 2019, the Company repaid the outstanding notes payable and advances to the stockholder amounting to $200,000, plus accrued interest of approximately $40,000.

NOTE 7 – ACCRUED COMPENSATION, PAYROLL TAXES, AND OTHER TAXES PAYABLE

Payroll, payroll taxes, and other taxes payables consist of the following as of March 31, 2019, and 2018:

	March 31, 2019	March 31, 2018
Accrued payroll	$453,492	$55,076
Accrued vacation	142,466	67,532
Current payroll taxes and withholdings	36,731	160,339
Past due payroll taxes and other taxes	-	661,068
	$632,689	$944,015

During the year ended March 31, 2019, $661,068 in past due payroll and other taxes due to the Internal Revenue Service at March 31, 2018 was paid in full.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of March 31, 2019, and 2018:

	March 31, 2019	March 31, 2018
Deferred rent	$263,955	$198,367
Deferred vendor consideration	150,000	250,000
Other current payables	37,544	185,969
	$451,499	$634,336

NOTE 9 – RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

Due to related parties

The amounts payable to related parties as of March 31, 2019, and 2018 are as follows:

	March 31, 2019	March 31, 2018
Related Party:
Steve Saleen (a)	$457,692	$104,483
Top Hat Capital and Crystal Research (b)	61,672	61,672
	$519,364	$166,155

Steve Saleen (a)

Amounts payable to Steve Saleen, founder and Chief Executive Officer of the Company, include accrued salary, accrued bonuses, and advances provided to the Company. The advances are non-interest bearing, with no formal terms of repayment. At March 31, 2017, the balance due to Mr. Saleen was $545,352. On March 22, 2018, Mr. Saleen was issued 1,090,704 shares of the Company’s common stock to settle the total amount owed to him at that date of $545,352. The shares were valued at $0.50 per share based on a contemporaneous private placement of Series A Preferred Stock (see Note 11).

Jeffrey Kraws, Top Hat Capital and Crystal Research (b)

At March 31, 2019, and 2018, the Company owes Top Hat Capital and Crystal Research, whose co-founder and Managing Partner, Jeffrey Kraws, is a director of the Company, $61,672 for investment advisor and research services provided to the Company.

Fair value of common shares issued to officer and directors for compensation

During the year ended March 31, 2019, there were no shares of common stock issued to officers or directors for compensation.

During the year ended March 31, 2018, 3,800,964 shares of common stock valued at $1,950,482 were issued to officers or directors for compensation as follows:

●	1,575,964 shares of the Company’s common stock valued at $787,982 were issued to Mr. Saleen in exchange for services provided to the Company;
●	1,150,000 shares of the Company’s common stock valued at $575,000 were issued as consideration to Mr. Saleen for the relinquishment of his right to be issued a warrant to purchase preferred stock;
●	575,000 shares of the Company’s common stock valued at $287,500 were issued to Mr. Kraws in exchange for services provided to the Company;
●	500,000 shares of common stock valued at $300,000 were issued to Harris Family Living Trust (“Harris”), a greater than 5% holder of the Company’s common stock, in exchange for consulting services provided to the Company by Cyrano Group, which assigned its shares to Harris.

Fair value of common shares issued to related parties for interest

During the year ended March 31, 2019, there were no shares of common stock issued to related parties for interest.

During the year ended March 31, 2018, 1,833,205 shares of common stock valued at $919,922 were issued to related parties for interest expense as follows:

●	1,800,000 shares of the Company’s common stock valued at $900,000 were issued to Certitude Trust (“Certitude”), as consideration for the relinquishment of their right to be issued a warrant to purchase preferred stock;
●	33,205 shares of the Company’s common stock valued at $19,922 were issued to Harris.

Fair value of common shares issued to related parties for private placement costs

During the year ended March 31, 2019, there were no shares of common stock issued to for private placement costs.

During the year ended March 31, 2018, 741,667 shares of common stock valued at $387,500 were issued to related parties for interest expense as follows:

●	166,667 shares of the Company’s common stock valued at $100,000 were issued to Certitude pursuant to a letter agreement dated December 29, 2017;
●	575,000 shares of the Company’s common stock valued at $287,500 were issued to Joseph Bianco, a director of the Company, as consideration for the relinquishment of his right to be issued a warrant to purchase preferred stock pursuant to a letter agreement dated October 12, 2017. Mr. Bianco assigned the ownership of his shares to a non-related party.

The shares issued above to officer and directors for compensation and to related parties for interest and private placement costs were valued at $0.50 to $0.60 per share based on the effective price per share of the contemporaneous sale of the Company’s common stock and Series A Preferred Stock during the year ended March 31, 2018 (See Note 11).

Employment agreements

On March 20, 2017, the Company entered into an at-will employment agreement with Amy Boylan, President, and Chief Operating Officer. Effective June 21, 2019, Ms. Boylan resigned as the President and Chief Operating Officer of the Company. Ms. Boylan continues to serve as a director of the Company. The agreement provided for an initial annual salary of $150,000 to be increased to $200,000 in the event of an outside investment of $3 million or more, and further increased to $250,000 on November 1, 2017. The agreement also provided for bonus and stock option grant programs as determined by the Company’s Board of Directors and a Black Label Signature Car. Salaries and bonuses paid to Ms. Boylan during the years ended March 31, 2019 and 2018, aggregated $415,838 and $208,908, respectively.

On December 19, 2017, the Company entered into a new employment agreement with Mr. Saleen. The agreement has a term of six years and automatically renews for successive twelve-month periods, provides for an annual salary of $400,000 with 3% annual increases, bonus and stock option grant programs as determined by the Company’s Board of Directors, a Saleen branded car with an approximate value of $100,000, and a bonus of $150,000 in the event the Company raises capital in the future of $500,000 or more. Mr. Saleen may terminate the employment agreement at any time with 30-days written notice. In the event Mr. Saleen is terminated for any reason by the Company, Mr. Saleen will be entitled to receive the greater of the remaining obligations due under his employment agreement or four years’ salary as a severance payment due within 30 days of his termination by the Company. Salaries and bonuses paid to Mr. Saleen during the years ended March 31, 2019 and 2018, aggregated $700,000 and $362,500, respectively.

S7 Supercars, LLC

The Company serves as the original equipment manufacturer (OEM) for the Saleen S7, a limited production supercar. During the year ended March 31, 2019, the S7 was produced under a joint venture with S7 Supercars, LLC, an entity that is controlled by affiliates of two of the Company’s principal shareholders. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. The Company recognized revenue as these engineering and manufacturing services were performed. The cars produced under this agreement were owned by S7 Supercars until title passed to the ultimate buyer. Separately, upon the sale of the vehicle to the end users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer accepted the vehicle.

During the years ended March 31, 2019, and 2018, the Company recognized revenue from S7 Supercars of $485,048 and $383,783, respectively, for engineering and manufacturing services. In addition, during the year ended March 31, 2019, S7 Supercars sold the first S7, and the Company recognized $200,000 for its share of the net profit from the sale, which is included in service revenue. At March 31, 2019, and 2018, the Company had accounts receivable due from S7 Supercars of $133,742 and $141,200, respectively. At March 31, 2019, and 2018, deposits of $100,000 and $300,000, respectively, from S7 Supercars were included in customer deposits.

On May 31, 2019, the Company entered into an Asset Purchase Agreement with S7 Supercars pursuant to which the Company purchased all of the assets of S7 Supercars and terminated the joint venture agreement with it (see Note 14).

NOTE 10 – INCOME TAXES

For the fiscal years ended March 31, 2019, and 2018, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2019	March 31, 2018
Tax expense at the U.S. statutory income tax	21.0%	(34.0)%
State tax net of federal tax benefit	7.0%	(5.8)%
Other	-%	12.7%
Increase (decrease) in the valuation allowance	(11.3)%	27.1%
Effective tax rate	16.7%	-%

The provision for income taxes consists of the following:

	March 31, 2019	March 31, 2018
Federal current tax	$577,000	$-
State current tax	209,000	-
Federal and State deferred tax	(283,000)	-
Income tax expense	$503,000	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At March 31, 2019 and 2018, the Company believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of March 31, 2019 and 2018.

Net deferred tax assets consist of the following:

	March 31, 2019	March 31, 2018
Deferred tax assets
Net operating loss carryforwards	$850,000	$3,216,000
Other temporary differences	-	410,000
Total deferred tax asset before valuation allowance	850,000	3,626,000
Valuation allowance	(850,000)	(3,626,000)
Deferred tax assets, net of a valuation allowance	$-	$-

As of March 31, 2019, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $18.2 million. The Company’s ability to realize tax benefit from the NOL’s is subject to Internal Revenue Code Section 382 (“Section 382”), which generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company estimates it will never get the benefit of $15.2 million of NOL’s generated prior to July 31, 2017. The deferred tax asset has been adjusted to reflect the Section 382 limitation. At March 31, 2019, the Company estimates it had utilizable federal net operating loss carry forwards of approximately $3.0 million.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2013 are open to examination by Federal and state tax authorities.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Series A Preferred stock

In 2017, the Company filed Certificates of Designation designating the rights and restrictions of its Series A Preferred stock, par value $0.001. All shares of Series A Preferred Stock issued by the Company automatically converted into common stock upon the effectiveness of the reverse stock split in December 2017.

The Series A Preferred Stock provided for preferential liquidation rights in the event of any liquidation, dissolution or winding up of the Company, paid from the Company’s assets not delegated to parties with greater priority at $8.00 per share (the “Original Issue Price”). Holders of Series A Preferred Stock, in preference to the holders of common stock, were entitled to receive cash dividends of 12% of the Original Issue Price on each outstanding share of Series A Preferred Stock. The Series A Preferred Stock was automatically convertible to a number of shares of common stock equal to the Original Issue Price of $8 divided by $0.60 on the date the Company effects an increase in its authorized shares of common stock and/or a reverse stock split of its common stock sufficient to provide for the conversion of all Series A Preferred Stock into common stock. Each share of Series A Preferred Stock had the voting power of the number of shares of common stock issuable upon conversion.

During the year ended March 31, 2018, the Company issued:

●	191,000 shares of Series A Preferred Stock for cash proceeds of $1,400,000, and exchange of a $128,000 note payable to a stockholder;

●	711,100 shares of Series A Preferred Stock in exchange for convertible notes payable and accrued interest of $8,420,878.

All outstanding shares of Series A Preferred Stock automatically converted into an aggregate of 13,361,333 shares of common stock when the Company effected a reverse stock split in December 2017.

Series B Preferred Stock

In August 2018, the Company filed a Certificate of Designation designating the rights and restrictions of its Series B Preferred Stock. Of the 1,000,000 preferred shares authorized at a par value of $0.001, 1,000 were designated as Series B Preferred Stock. The Series B Preferred Stock is convertible at the option of the holder into 1,000 common shares per one share of Series B Preferred Stock. The Series B Preferred Stock provides for liquidation and dividend rights on an as-if-converted basis into equivalent common shares. The Series B Preferred Stockholders have voting rights with the common shareholders on an as-if-converted basis. The holders of Series B Preferred Stock have the right, voting as a separate class, following a “Change of Control” (as defined), to elect a majority of the members of the Company’s Board of Directors and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

On September 11, 2018, the Company issued 666.66 units of Series B Preferred Stock and warrants for $600 per unit, for total cash proceeds of $400,000 to a related party. Each unit consisted of one share of Series B Preferred Stock that is convertible into 1,000 shares of the Company’s common stock, and a three-year warrant to purchase 500 shares of the Company’s common stock at an exercise price of $.70 per share. A total of 666.66 shares of Series B Preferred Stock convertible into 666,666 shares of common stock and warrants exercisable into 333,330 shares of common stock were issued. The warrants have a term of three years and vested immediately. The aggregate value of the warrants issued was $92,000 and were valued using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 2.83%; dividend yield of 0%; and volatility of 100. The Company also determined that the Series B Preferred Stock contained a beneficial conversion feature of $92,000 which was recorded as a deemed dividend.

A portion of the proceeds from the sale of the Series B Preferred Stock was allocated to the warrants based on their relative fair value, which amounted to $92,000, using the Black Scholes option pricing model. The assumptions used in the Black Scholes model were as follows: risk-free interest rate of 2.83%; dividend yield of 0%; and volatility rate of 100%. The $92,000 has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (as there is a deficit in the Company’s retained earnings).

Issuance of Common Stock

During the year ended March 31, 2019, there were no shares of common stock issued.

During the year ended March 31, 2018, the Company issued shares of its common stock as follows:

●	1,333,333 shares of common stock and warrants to purchase 1,333,333 shares of common stock were issued for total cash proceeds of $800,000.

●	1,090,704 shares of common stock issued in settlement of amounts due to related party of $545,352 (see Note 9);

●	3,800,964 shares of common stock issued to an officer and directors for compensation valued at $1,950,482 (see Note 9);

●	1,833,205 shares of common stock issued to related parties for interest expense valued at $919,922 (see Note 9);

●	910,694 shares of common stock issued to the holders of the 3% Notes, 7% Notes, and 8% Note as bonus shares valued at $546,417 and included in interest expense (see Note 5);

●	1,800,000 shares of common stock issued for private placement costs valued at $937,500, of which 741,667 shares valued at $387,500 were issued to related parties (Note 9);

●	620,585 shares of common stock issued as a dividend valued at $372,351 to the holders of 711,100 shares of Series A Preferred Stock issued upon exchange of the convertible notes and accrued interest, and to the investors of 191,000 shares (out of the total 291,000 shares issued) of Series A Preferred Stock sold during the current fiscal year.

Based on the above issuances of shares of the Company’s common stock during the year ended March 31, 2018, of the aggregate 11,389,485 shares issued, 1,333,333 shares were sold at $0.60 per share for total proceeds of $800,000, and a total of 2,439,484 shares were valued at $0.60 price per share or total fair value of $1,463,691, which was the effective price per share of the contemporaneous sale of the Company’s common stock and Series A Preferred Stock during the year ended March 31, 2018. The remaining total 7,616,668 shares were valued at $0.50 per share or total fair value of $3,808,333. The $0.50 price per share was based on the contemporaneous sale of the Company’s Series A Preferred Stock at an effective price of $0.60 price per share, adjusted to reflect a preferred stock dividend not applicable to the common stockholders.

Options

Omnibus Incentive Plan

In December 2013, the Company’s board of directors approved the 2013 Omnibus Incentive Plan (the “Plan”), which is administered by the Company’s board of directors or a committee thereof (the “Administrator”) as set forth in the Plan. The Plan provides for the granting of stock options, stock appreciation rights, restricted share awards, and restricted stock units to employees, directors (including non-employee directors), advisors and consultants. Grants under the Plan vest and expire based on periods determined by the Administrator, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% owner”)). Grants of stock options may be either incentive stock options or nonqualified stock options. The per share exercise price on an option, other than with respect to substitute awards, shall not be less than 100% of the fair market value of the Company’s Common Stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). A total of 14,153 shares of common stock have been authorized for issuance and reserved under the Plan. The Plan was approved by the Company’s stockholders on December 11, 2013.

The Company utilizes the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company’s assessment of the estimated fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	2,602	$108	$-	7.5
Granted during the year	—	—	-	-
Cancelled during the year	—	—	-	-
Exercised during the year	—	—	-	-
Outstanding at March 31, 2018	2,602	108	-	6.5
Granted during the year	—	—	-	-
Cancelled during the year	—	—	-	-
Exercised during the year	—	—	-	-
Outstanding at March 31, 2019	2,602	$108	-	5.5
Exercisable at March 31, 2019	2,602	$108	$-	5.5

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s Common Stock per share on March 31, 2018 and the exercise price of each option.

During the years ended March 31, 2019 and 2018, the Company recorded no stock-based compensation expense related to stock options.

Warrants

Warrant activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	6,657	$300.00	-	1.9
Granted during the year	1,333,333	.60	-	3.8
Canceled during the year	-	-	-	-
Exercised during the year	-	-	-	-
Outstanding at March 31, 2018	1,339,990	2.09	-	3.7
Granted during the year	333,330	0.70		3.0
Canceled during the year	-
Exercised during the year	-
Outstanding at March 31, 2019	1,673,320	$1.81	-	2.75
Exercisable at March 31, 2019	1,673,320	$1.81	$-	2.75

In January 2018, warrants exercisable into 1,333,333 shares of common stock were issued by the Company in conjunction with the issuance of 1,333,333 shares of common stock. The warrants have a term of two years and an exercise price of $0.60 per share. In September 2018, warrants exercisable into 333,330 shares of common stock were issued by the Company in conjunction with the issuance of Series B Preferred Stock. The warrants have a term of three years and an exercise price of $.70 per share. The intrinsic value of the Company’s warrants was nil at March 31, 2019, and 2018.

NOTE 12 –ROYALTY REVENUE FROM INTELLECTUAL PROPERTY LICENSE

In June 2015, the Company entered into an Intellectual Property License Agreement with Saleen Motors International, LLC (“SMI”), an unrelated party and wholly owned subsidiary of GreenTech Automotive, Inc. The license agreement had an initial term of 10 years. As part of the license agreement, SMI advanced the Company $500,000. In March 2018, SMI filed for bankruptcy and the Company provided notice to SMI of immediate termination of the license agreement. Pursuant to the termination provisions provided in the license agreement, the Company recorded $478,000 as royalty revenue during the year ended March 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Facilities Leases

In January 2015, the Company entered into lease agreements for the lease of two buildings totaling approximately 76,000 square feet under non-cancellable operating leases (the “Leases”). The Leases were on a triple net basis and required aggregate monthly payments of approximately $45,000 with annual rent escalations as negotiated. The Leases covered the period from February 2015 through January 2018. In September 2017, the Company entered into amendments to the Leases to renew the lease terms for the period from February 1, 2018, through January 31, 2028 (the “New Leases”). The New Leases require monthly payments beginning at approximately $57,000 with annual rent escalations at a negotiated rate. The Company has also entered into a sublease agreement that requires monthly payments of $17,700 from the sub-lessee on a month-to-month basis.

In June 2016, the Company entered into an unsecured note payable with its landlord for past due rent of $389,922 for the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. As of March 31, 2017, the principal balance of the note was $283,358. In September 2017, upon entering into the New Leases, the landlord agreed to reduce the balance of the note by $183,358 (see Note 4). The Company recorded the gain on the reduction of the note payable of $183,358 as deferred rent. Deferred rent is amortized on a straight-line basis over the term of the New Leases.

Rent expense during each of the years ended March 31, 2019, and 2018, net of sublease income, was approximately $450,000. The Company accounts for its rental payments (including rent escalations) on a straight-line basis over the term of the leases and records the difference between straight-line rent expense and cash payments as deferred rent. At March 31, 2019 and 2018, deferred rent amounted to $263,955 and $198,367, respectively.

The future minimum rental payments required under the non-cancelable operating leases described above as of March 31, 2019, are as follows:

Years ending March 31:	Lease Commitment
2020	$636,806
2021	655,910
2022	675,587
2023	695,855
2024	716,731
Thereafter	2,950,697
Total	$6,331,586

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of its business. The Company is currently a party to several legal proceedings related to claims for payment that are currently accrued for in its financial statements as other current liabilities or accounts payable. The Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amount of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. The Company is not currently involved in any legal proceedings that could potentially have a material impact on its statement of operations.

NOTE 14 – SUBSEQUENT EVENTS

On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, consisting of chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us by S7 Supercars. In addition, the Company is required to pay the S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2019, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weakness in our internal control over financial reporting was identified by management as of March 31, 2019:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended March 31, 2019, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for leases and liabilities and the related income and expenses under ASC 842.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019 and identified the material weaknesses described above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names, positions, and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Title
Steve Saleen (1)	70	Chief Executive Officer, President, and Director
Amy Boylan (2)	63	Director
Jeffrey Kraws (3)	54	Director
Michael Deschenes (4)	72	Director

(1)	Appointed effective June 26, 2012.
(2)	Appointed President and COO effective March 20, 2017, and Director effective March 5, 2018. Resigned as President and Chief Operating Officer on June 21, 2019.
(3)	Appointed effective December 11, 2013.
(4)	Appointed effective May 18, 2018.

Steve Saleen, our founder, Chief Executive Officer, President and one of our directors, has been president and CEO of SMS since its formation in July 2008. He has been board chairman and CEO of Saleen Automotive since its formation in July 2011. Mr. Saleen is considered one of the most successful and well-known automotive icons in the country, making him a well-qualified candidate to serve as our CEO and director. Mr. Saleen’s entrepreneurial business plan laid the groundwork for an entirely new industry of design, engineering, manufacturing, and sales of high-performance vehicles that were race proven and marketed for sales through new car dealership showrooms nationwide. This included very successful racing programs featuring himself as a lead driver in vehicles of his design that went on to win championships. Mr. Saleen is generally recognized for his expertise in small volume vehicle manufacturing, vehicle transformation processes, and mass customization – creating customized products in an efficient mass – production manner. In August 2018, Mr. Saleen was presented with the Legends of Auto Award at a ceremony held in Monterey, CA. Previous recipients of the Legends of Auto Award include such automotive luminaries as Lee Iacocca, Jay Leno, Roger Penske, and the late Carroll Shelby. Mr. Saleen has a bachelor’s degree in business from the University of Southern California.

Amy Boylan has been our President and Chief Operating Officer since March 20, 2017. Her experience over the past 14 years in the automotive field has prepared her for this role. In the seven years prior to joining us, Ms. Boylan served as President and Chief Operating Officer at West Coast Customs, an automobile repair shop focused on the customization of vehicles, and Shelby America, Inc., a performance car company and has also held board positions at these two companies. Ms. Boylan’s experience also includes six years as Senior Vice President of Hot Wheels for Mattel. Ms. Boylan’s experience with us and in the automobile industry qualify her to serve as a director. Effective June 21, 2019, Amy Boylan resigned as the President and Chief Operating Officer. She continues to serve as a director of the Company.

Jeffrey Kraws was appointed as a director in December 2013. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since August 2016, Mr. Kraws has also served as the President of Ra Medical Systems Inc., a private medical device company. Mr. Kraws has also been a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Mr. Kraws has been a member of the Synthetic Biologics (NYSE: SYN) Board of Directors since January of 2006, and was appointed its independent, non-executive Chairman of the Board in May 2012, and since April 2017, he has been a director of Avivagen, Inc. (TSXB: VIV, OTC Pink: CHEXF). Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws holds an M.B.A. from Cornell University and a B.S. degree from State University of New York-Buffalo. Mr. Kraws’ significant strategic, business and financial experience qualify him to serve as a director.

Michael Deschenes is currently retired after having been active as an executive in the automobile industry for over 35 years. Most recently, Mr. Deschenes serves as the Managing Director of Rampage Products, a Jeep accessory company, from January 2006 until March 2016. He holds a B.S. in Business Administration from California State University, Fullerton. Mr. Deschenes’ experience as an automobile industry executive qualifies him to serve as a director.

Family Relationships

No family relationships exist between any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2019, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of ethics or an insider trading policy.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid to our Chief Executive Officer and to our only other executive officer whose compensation exceeded $100,000 during the last fiscal year ended March 31, 2019, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation($)	Total($)
Steve Saleen	2019	353,846	-	-	353,846
Chief Executive Officer	2018	282,154	1,908,334	-	2,190,488

Amy Boylan	2019	265,838	-	-	265,838
President and Chief Operating Officer	2018	208,908	-	-	208,908

(1)	In March 2018, Mr. Saleen was issued a total of 3,816,667 shares of common stock valued at $0.50 per share as follows: 1,090,704 shares were issued in lieu of cash payments for accrued salary and advances due to Mr. Saleen as of March 31, 2017, 1,575,963 shares were issued in exchange for services and accrued bonus, and 1,150,000 shares were issued in consideration of the relinquishment of his rights to be issued a warrant (as further described in the notes to the audited financial statements for the fiscal year ended March 31, 2018).

Employee Contracts

We are a party to an Employment Agreement dated December 19, 2017, with Steve Saleen. The agreement has a term of six years and automatically renews for successive twelve-month periods, provides for an annual salary of $400,000 with 3% annual increases, bonus and stock option grant programs as determined by our Board of Directors, a Saleen branded car with an approximate value of $100,000, and a bonus of $150,000 in the event we raise capital in the future of $500,000 or more. Such bonus was paid to Mr. Saleen in March 2018 in shares of common stock as a result of the capital we raised following the date of the employment agreement. Mr. Saleen may terminate the employment agreement at any time with 30-days written notice. In the event Mr. Saleen is terminated for any reason by the Company, he will be entitled to receive the greater of the remaining obligations due under his employment agreement or four years’ salary as a severance payment due within 30 days of his termination.

We are a party to an Employment Agreement dated March 20, 2017, with Amy Boylan. The agreement provides for an initial annual salary of $150,000 to be increased to $200,000 upon an outside investment of $3.0 million or more, and further increased to $250,000 on November 1, 2017. The agreement also provides for bonus and stock option grant programs as determined by our Board of Directors and a Black Label Signature Car. In the event Ms. Boylan is terminated without cause within the first three years of employment, she will be entitled to receive one year’s salary as a severance payment due upon termination. Effective June 21, 2019, Amy Boylan resigned as the President and Chief Operating Officer. She continues to serve as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

We did not have any outstanding options or unvested shares of stock held by our named executive officers as of the end of our fiscal year ended March 31, 2019.

Compensation of Directors

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of our fiscal year ended March 31, 2019.

Name and Principal Position	Year	Salary($)	Stock Awards($) (1)	All Other Compensation($)	Total($)
Jeffry Kraws	2019	-	-	-	-
Director	2018	-	287,500	-	287,500

Michael Deschenes (2)	2019	-	-	-	-
Director	2018

Joseph Bianco (3)	2019	-	-	-	-
Director	2018	-	287,500	-	287,500

(1) (2)	On March 22, 2018, Messrs. Kraws and Bianco were each was issued 575,000 shares of the Company’s common stock as consideration for services provided to the Company. Appointed effective May 18, 2018.
(3)	Mr. Bianco is deceased.

Equity Compensation Plans

Set forth is certain information as of March 31, 2019, with respect to compensation plans (including individual compensation arrangements) under which our equity securities may be issued.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	2,602	$108.00	11,551
Equity compensation plans not approved by security holders	__	N/A	__

Total	2,602	$108.00	11,551

(1)	Represent shares issued or available under our 2013 Omnibus Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of March 31, 2019, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock or Series B Preferred Stock, (ii) each executive officer and director and (iii) all executive officers and directors as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a warrant that are held by a person are deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 24,536,963 shares of our common stock outstanding and 667 shares of our Series B Preferred Stock outstanding, as of March 31, 2019. Unless otherwise indicated, the address of each of the executive officers and directors named below is c/o Saleen Automotive, Inc., 2735 Wardlow Road, Corona, CA 92882.

	Common Stock		Series B Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Steve Saleen	3,967,734	16.2%	0	0
Jeffrey Kraws	575,000	2.3%	0	0
Amy Boylan	0	0	0	0
Michael Deschenes	10	*	0	0
All directors and executive officers as a group	4,542,744	18.5%	0	0
5% Holders
Edvest Saleen LLC (1) 1120 Saw Mill River Road Yonkers, NY 10710	4,831,079	19.0%	0	0
Ron and Ellen Harris (2) 25521 Prado De Las Flores Calabasas, CA 91302	4,615,834	18.4%	0	0
David Weiner (3) 12400 Ventura Blvd.; Suite 327 Los Angeles, CA 91604	3,393,595	13.3%	666.66	100%
Gakasa Holdings, LLC (4) 5 East 44th Street New York, NY 10017	2,910,319	11.9%	0	0

*	Less than 1% ownership

(1)	Includes a currently exercisable warrant to purchase 833,333 shares of common stock at $0.60 per share. Leslie Edelman is the manager of Edvest Saleen LLC and has voting and dispositive power over the shares held by it.
(2)	Includes 1,075,452 shares of common stock held by the Harris Family Living Trust dated October 3, 1990 (the “Harris Trust”); 1,073,715 shares of common stock held by Polycomp Trust Company CDN FBO Ronald Harris IRA (the “IRA”), 1,966,667 shares of common stock held by the Certitude Trust (“Certitude Trust); and warrants to purchase 500,000 shares of common stock held by SM Funding Group, Inc. (“SM Funding”). Ron and Ellen Harris are spouses and are the Trustees of the Harris Trust and share voting and dispositive power over the shares held by it, Ron Harris is the Trustee of the Certitude Trust and has voting and dispositive power over the shares held by it, Ron Harris has sole voting and dispositive power over the shares held by the IRA, and Ron Harris is the sole stockholder of SM Funding, and shares voting and dispositive power over the shares held by it.
(3)	Includes 2,393,605 shares of common stock held by W-Net Fund I, L.P., 666.66 shares of Series B Preferred Stock held by Bella Automotive LLC (“Bella”) that may be converted into 666,660 shares of common stock, and warrants to purchase 333,330 shares of common stock held by Bella. David Weiner is the general partner of W-Net Fund I, L.P. and sole member of Bella Automotive LLC and in such capacities has voting and dispositive control over these shares.
(4)	Fred Knoll is the President of Knoll Capital Management LP, which is the investment manager for Gakasa Holdings, LLC, and in such capacity has voting and dispositive control over the shares held by Gakasa Holdings, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions described below, since April 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, stockholders who beneficially own more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Steve Saleen

From time to time we owe past-due amounts to Steve Saleen for accrued salary and advances provided to the Company. The advances are non-interest bearing, with no formal terms of repayment. As of March 31, 2017, a total of $545,352 was owed to Mr. Saleen. On March 22, 2018, Mr. Saleen was issued 1,090,704 shares of common stock to settle the total amount owed to him as of March 31, 2017. As of March 31, 2018, we owed Mr. Saleen $104,483 for accrued compensation, which was paid in full during the year ended March 31, 2019, and at March 31, 2019, we owed Mr. Saleen $457,692 for accrued compensation and accrued bonuses.

On March 22, 2018, Mr. Saleen was issued an additional 1,575,964 shares of common stock in exchange for services and bonus, and 1,150,000 shares of common stock as consideration of his relinquishment of the right to be issued a warrant to purchase preferred stock pursuant to a certain letter agreement dated March 1, 2017.

Jeffrey Kraws, Top Hat Capital and Crystal Research

Top Hat Capital and Crystal Research, whose co-founder and Managing Partner, Jeffrey Kraws, is a director of the Company, provided investment advisor and research services to us. As of March 31, 2019, and 2018, outstanding balances owed to these entities for these services was $61,672 and $61,672, respectively.

Parts Business License Agreement

On October 15, 2016, we entered into a Trademark License Agreement (the “License Agreement”) with Molexiel, Inc., which is owned and controlled by Molly Saleen, the daughter of our Chief Executive Officer. Pursuant to the License Agreement, Molexiel was granted (i) the exclusive license and right to manufacture, sell and distribute Saleen-branded automotive parts, including turbochargers and wheels, (ii) a non-exclusive license and right to manufacture, sell and distribute certain Saleen-branded accessories and apparel and similar non-automobile merchandise, and (iii) the right to use certain of our tooling and equipment in connection with the foregoing license. The License Agreement terminates on December 31, 2020, unless terminated sooner for cause. The License Agreement also grants us the option to purchase all of the capital stock of Molexiel, Inc. for a purchase price equal to 1.5 times its “EBITDA” over the 12-months preceding our exercise of the option.

We are entitled to royalties under the License Agreement equal to a percentage of sales by Molexiel of our branded products under the License Agreement, subject to the payment to us of minimum yearly royalties, as follows:

Period	Percentage
May 1, 2017 through October 31, 2017	7%
November 1, 2017 through October 31, 2018	10%
After October 31, 2018	12%

During our fiscal years ended March 31, 2019, and 2018, we received the minimum royalty payments due from Molexiel, Inc., under the License Agreement, in the amounts of $62,000 and $62,000, respectively.

S7 Agreement

During the years ended March 31, 2019 and 2018, the Company served as the original equipment manufacturer for the Saleen S7, a limited production supercar, under a Joint Venture Agreement with S7 Supercars, LLC, an entity that is controlled by affiliates of two of the Company’s principal shareholders. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. The Company recognized revenue as these engineering and manufacturing services were performed. The cars produced under this agreement were owned by S7 Supercars until title passed to the ultimate buyer. Separately, upon the sale of the vehicle to the end users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer accepted the vehicle.

During the years ended March 31, 2019, and 2018, the Company recognized revenue from S7 Supercars of $485,048 and $383,783, respectively, for engineering and manufacturing services. During the year ended March 31, 2019, S7 Supercars sold the first S7, and the Company recognized $200,000 for its share of the net profit from the sale, which is included in service revenue. At March 31, 2019, and 2018, the Company had accounts receivable due from S7 Supercars of $133,742 and $141,200, respectively. At March 31, 2019, and 2018, deposits of $100,000 and $300,000, respectively, from S7 Supercars were included in customer deposits.

On May 31, 2019, the Company entered into an Asset Purchase Agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold to the Company all of its assets, which consisted of chassis and other automotive parts relating to the manufacture of the S7 supercar, and related goodwill and intellectual property, for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us by S7 Supercars. In addition, the Company is required to pay S7 Supercars up to four additional payments of $50,000 each, upon sales by the Company of an S7 within the two-year period following the closing, subject to the conditions provided for in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the Joint Venture Agreement between the Company and S7 Supercars terminated, except for indemnification obligations of the Company thereunder.

Notes and Securities Transactions with David Weiner Affiliates

During the year ended March 31, 2018, we received non-interest-bearing advances aggregating $80,000, from W-Net Fund I, LP (“W-Net”), a principal stockholder controlled by David Weiner. As of March 31, 2018, the outstanding balance of advances from W-Net was $200,000, which included $120,000 advanced to us in 2015. During the nine months ended September 2018, the Company repaid all outstanding indebtedness owed to W-Net, including $38,633 of accrued interest.

On September 11, 2018, we sold to Bella Automotive LLC 666.66 units of Series B Preferred Stock and warrants for $600 per unit, for total cash proceeds of $400,000. Bella Automotive LLC is owned and controlled by David Weiner. Each unit consisted of one share of Series B Preferred Stock that is convertible into 1,000 shares of the Company’s common stock, and a three-year warrant to purchase 500 shares of the Company’s common stock at an exercise price of $0.70 per share. The holders of our Series B Preferred Stock have the right, voting as a separate class, following a “Change of Control” (as defined in the Certificate of Designation designating such stock), to elect a majority of the members of our Board of Directors and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

Securities Transactions with Other Affiliates

On March 22, 2018, we issued 500,000 shares of common stock to the Harris Family Living Trust, the trustees of which are Ron and Ellen Harris, principal stockholders of the Company. The shares were issued in consideration of consulting services provided to the Company by Cyrano Group, pursuant to a letter agreement dated March 1, 2017. Cyrano Group assigned its right to receive these shares to the Harris Family Living Trust.

On March 22, 2018, we issued 1,800,000 shares of common stock to Certitude Trust, the trustee of which is Ron Harris, in consideration for its relinquishment of the right to be issued a warrant to purchase preferred stock pursuant to a letter agreement dated, 2017. On that date, we also issued Ron Harris 33,205 shares of common stock as a dividend payment that had accrued on Series A Preferred Stock previously held by Mr. Harris.

On March 22, 2018, we issued 166,667 shares of common stock to Certitude Trust, an affiliate of Ron Harris, pursuant to a letter agreement dated December 29, 2017, that required us to issue these shares to a designee of SM Funding Group, Inc. (“SM Funding”) in the event we complete a private placement of at least $800,000 of our common stock.

On March 22, 2018, Joseph Bianco, a former director, was issued 575,000 shares of common stock in consideration of his relinquishment of the right to be issued a warrant to purchase preferred stock pursuant to a letter agreement dated March 1, 2017.

During the fiscal year ended March 31, 2018, under the letter agreement dated December 29, 2017, Edvest Saleen LLC and related parties purchased $800,000 of our common stock, at a price of $.60 per share.

On November 5, 2018, we issued a warrant to purchase 500,000 shares of our common stock to SM Funding, an affiliate of Ron Harris, and a warrant to purchase 833,333 shares of our common stock to Edvest Saleen LLC, pursuant to the terms of the letter agreement dated December 29, 2017, which required us to issue warrants to the purchasers of our common stock in a private placement in December 2017 and January 2018. The warrants have an exercise price of $.60 per share, vest immediately and will expire on the earlier of two years from the date we have registered our common stock with the Securities and Exchange Commission or December 29, 2021. The issuance of the warrants was accounted for effective December 2017 in our financial statements.

SM Funding Group, Inc.

On November 9, 2018, we made a payment of $50,000 to SM Funding in lieu of our obligation to deliver one of our high-performance vehicles to it under a letter agreement dated March 1, 2017. We previously delivered two high performance vehicles to designees of SM Funding as required under this letter agreement in connection with the sale of our securities to SM Funding and parties introduced to us by SM Funding. In addition, pursuant to the terms of the letter agreement dated December 29, 2017, we are required to appoint a designee of SM Funding to our board of directors.

Director Independence

Our board of directors currently consists of four members – Messrs. Saleen, Kraws, and Deschenes, and Ms. Boylan. We are not a “listed issuer” under SEC rules and are therefore not required to have a board consisting of a majority of independent directors or an audit committee comprised of independent directors. Currently, Messrs. Kraws and Deschenes are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Mr. Kraws serves on our audit and compensation committees.

Our  board of directors is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention, and treatment of concerns regarding accounting, internal controls, and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our board of directors also approves our financial statements. Our board has established audit and compensation committees, whose duties are as follows:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended March 31, 2019, and 2018:

Fees	2019	2018
Weinberg & Company, CPAs

Audit fees	$74,790	$57,600
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total Fees	$74,790	$57,600

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Weinberg & Company, CPAs did provide us with professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and local tax compliance and consultation in connection with various transactions and acquisitions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

All financial statements as set forth under Item 13 of this Form 10-K.

(b) Exhibits:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated May 23, 2013, among Saleen Automotive, Inc. (f/k/a W270, Inc.), Saleen California Merger Corporation, Saleen Florida Merger Corporation, SMS Signature Cars, Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013.

3.1.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.

3.1.2	Certificate of Amendment of Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 13, 2013.

3.1.3	Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

3.1.4	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 30, 2016.

3.1.5	Certificate of Amendment to Articles of Incorporation filed December 7, 2017. Incorporated by reference to Exhibit 3.1.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

3.1.6	Certificate of Amendment to Articles of Incorporation filed December 19, 2017. Incorporated by reference to Exhibit 3.1.6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

3.1.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017. Incorporated by reference to Exhibit 3.1.7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.

4.1†	2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit B to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 13, 2013.

4.2	Certificate of Designation of the Series B Preferred Stock of Saleen Automotive, Inc. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

4.3	Form of Warrant issued to purchasers of common stock under Memorandum of Understanding dated as of December 29, 2017 between Saleen Automotive, Inc. and SM Funding Group, Inc. Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

4.4	Form of Warrant issued to purchaser of Series B Preferred Stock. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

10.1	Intellectual Property Security Agreement dated April 17, 2015, among Saleen Automotive, Inc., Saleen Signature Cars, Saleen Sales Corporation and GreenTech Automotive, Inc. Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2015.

10.2	Commercial Lease dated September 27, 2017, between Larry R. Haupert dba Rexco and Saleen Automotive, Inc. for premises located at 2735 and 2755 Wardlow Road, Corona CA 92880. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

10.4†	Employment Agreement dated December 29, 2017, between Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

10.5†	Employment Agreement dated March 20, 2017, between Saleen Automotive, Inc. and Amy Boylan. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

10.6	Assignment and License Agreement dated May 23, 2013, between Saleen Automotive, Inc. and Steve Saleen. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013.

10.7	Trademark License Agreement dated as of October 15, 2016, between Saleen Automotive, Inc. and Molexiel, Inc. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 9, 2019.

10.8	Consulting Agreement dated as of September 1, 2016 between Jiangsu Saleen Automotive Technology Co., Ltd and Saleen Automotive, Inc. Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 9, 2019.

10.9††	Engineering Services Agreement dated as of April 24, 2018 between Jiangsu Saleen Automotive Technology Co., Ltd and Saleen Automotive, Inc. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 9, 2019.

10.10	Joint Venture Agreement dated October 2016 between S7 Supercars, LLC and Saleen Automotive, Inc. Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.

10.11	Binding Letter of Intent executed October 21, 2015, among Saleen Automotive, Inc., SM Funding Group, Inc., W-Net Fund I, L.P., and Steven Saleen. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2015.

10.12	Letter Agreement Amending Binding Letter of Intent, dated as of March 1, 2017 and entered into March 10, 2017, among Saleen Automotive, Inc., SM Funding Group, Inc., W-Net Fund I, LP and Steve Saleen. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

21	Subsidiaries of Saleen Automotive, Inc. Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 14, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

† Management contract or compensatory plan

†† A portion of this exhibit has been redacted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEEN AUTOMOTIVE, INC.

Date: October 3, 2019	By:	/s/ STEVE SALEEN
Steve Saleen
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ STEVE SALEEN	Chief Executive Officer	October 3, 2019
Steve Saleen	Principal Financial (Principal Financial Officer and Principal Accounting Officer)

/s/ JEFFREY KRAWS	Director	October 3, 2019
Jeffrey Kraws

/s/ MICHAEL DESCHENES	Director	October 3, 2019
Michael Deschenes

/s/ AMY BOYLAN	Director	October 3, 2019
Amy Boylan

