Form 10-Q
period 2019-06-30
Saleen Automotive, Inc.
filed 2020-04-06
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55236

SALEEN AUTOMOTIVE, INC.

(Exact name of registrant issuer as specified in its charter)

Nevada	45-2808694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2735 Wardlow Road, Corona, California	92882
(Address of Principal Executive Offices)	(Zip Code)

(714) 400-2121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of April 3, 2020 was 24,536,963.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

Saleen Automotive, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	March 31, 2019
ASSETS
Current Assets
Cash	$3,722,688	$3,374,234
Accounts receivable (including $0 as of June 30, 2019 and $133,742 as of March 31, 2019 due from related party)	71,337	136,387
Inventories	127,048	108,498
Other current assets	400,000	-
Total Current Assets	4,321,073	3,619,119

Property and equipment, net	2,287,567	650,353
Right-of-use assets	4,059,492	-
Security deposits	70,780	70,800
TOTAL ASSETS	$10,738,912	$4,340,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$201,848	$351,726
Accrued compensation, payroll taxes, and other taxes payable	313,062	632,689
Customer deposits (including $100,000 as of June 30, 2019 and $100,000 as of March 31, 2019 due to related party)	412,025	511,081
Other current liabilities	2,491,238	167,554
Due to related parties	61,672	519,364
Income taxes payable	831,083	503,000
Notes payable	148,569	224,159
Convertible note payable, past due	100,000	100,000
Accrued interest on notes payable	37,131	37,131
Engineering contract advance	1,068,150	1,068,150
Deferred rent	-	263,955
Operating lease liabilities	246,473	-
Accrued warranties	20,000	20,000
Total Current Liabilities	5,931,251	4,398,809
Operating lease liabilities – non-current	3,813,019	-
Total Liabilities	9,744,270	4,398,809
Commitments and Contingencies (Note 12)
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 667 Series B shares issued and outstanding as of June 30, 2019 and March 31, 2019	1	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,536,963 issued and outstanding as of June 30, 2019 and March 31, 2019	24,537	24,537
Additional paid-in capital	36,406,842	36,406,842
Accumulated deficit	(35,436,738)	(36,489,917)
Total Stockholders’ Equity (Deficit)	994,642	(58,537)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,738,912	$4,340,272

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For The Three-Month Periods Ended June 30,
	2019	2018
Revenues
Services (including $618,668 for the three-month period ended June 30, 2019 and $91,099 for the three-month period ended June 30, 2018 from related party)	$11,232,363	$1,016,875
Products, net	696,220	543,329
Royalties	6,967	4,043
Total revenues, net	11,935,550	1,564,247

Costs of revenues
Services	9,156,751	495,286
Products	398,146	406,304
Total costs of revenues	9,554,897	901,590

Gross profit	2,380,653	662,657

Operating expenses
Advertising, sales and marketing	431,430	127,146
General and administrative	775,255	950,485
Research and development	-	7,357
Depreciation and amortization	60,556	27,687
Total operating expenses	1,267,241	1,112,675

Income (loss) from operations	1,113,412	(450,018)

Other expense
Interest and financing costs	1,098	10,071
Total other expense	1,098	10,071

Net income (loss) before income tax expense	1,112,314	(460,089)
Income tax expense	323,090	-
Net income (loss)	$789,224	$(460,089)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)
Shares used in computing net income (loss) per share attributable to common stockholders:
Basic	24,536,963	5,490,927
Fully diluted	26,376,950	5,490,927

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock $0.001 Par		Preferred Stock $0.001 Par		Additional Paid-In	Accumulated	Stockholders’ Equity
	Number	Amount	Number	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2018	24,536,963	$24,537	-	$-	$36,006,843	$(39,001,178)	$(2,969,798)
Net income	-	-	-	-	-	(460,089)	(460,089)
Balance, June 30, 2018	24,536,963	24,537	-	-	36,006,843	(39,461,267)	(3,429,887)

Balance, March 31, 2019	24,536,963	24,537	667	1	36,406,842	(36,489,917)	(58,537)
Cumulative-effect of change in accounting policy	-	-	-	-	-	263,955	263,955
Net income	-	-	-	-	-	789,224	789,224
Balance, June 30, 2019	24,536,963	$24,537	667	$1	$36,406,842	$(35,436,738)	$994,642

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Three-Month Periods Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$789,224	$(460,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	60,556	19,431
Change in operating right-of-use assets and liabilities	263,955	-
Changes in operating assets and liabilities:
Accounts receivable	(617,254)	(512,266)
Inventories	(18,550)	43,820
Other current assets	(400,000)	18,600
Security deposits	20	662
Accounts payable	(149,878)	(358,850)
Accrued compensation, payroll taxes, and other taxes payable	(319,627)	(89,578)
Income taxes payable	328,083	-
Accrued interest on notes payable	-	6,207
Due to related parties	(457,692)	(361,589)
Engineering contract advance	-	1,900,000
Customer deposits	(99,055)	145,000
Other current liabilities	2,208,297	24,971
Net cash provided by operating activities	1,588,079	376,319
Cash flows from investing activities
Cash paid for S7 assets	(800,000)	-
Purchases of property and equipment	(215,466)	-
Net cash used in investing activities	(1,015,466)	-

Cash flows from financing activities
Repayment of notes payable	(224,159)	(124,500)
Net cash used in financing activities	(224,159)	(124,500)
Net increase in cash	348,454	251,819
Cash at beginning of period	3,374,234	523,120
Cash at end of period	$3,722,688	$774,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,098	$10,071
Income taxes	$-	$-

Non-cash investing activities during the period for:
Elimination of accounts receivable for S7 assets (Note 8)	$628,304	$-

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2019 and for the three-month periods ended June 30, 2019 and 2018, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Saleen Automotive, Inc. (the “Company”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on October 4, 2019.

Description of the Company

Saleen Automotive, Inc. (the “Company”) is an original equipment manufacturer (“OEM”) of high-performance vehicles (“Saleen Original”) that are built from the ground up. The Company also designs, develops, manufactures and sells high-performance vehicles built from base chassis of major American automobile manufacturers (“Saleen Signature Cars”). The Company also provides engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide. The Company currently has customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets.

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

On December 19, 2017, the Company effected a 1-for-2,000 reverse stock split of its common stock (“reverse stock split”) following approval by the Company’s Board of Directors and stockholders. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

Saleen OEM

The Company manufacturers the Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine, in the Company’s production facility in Corona, California. During the period ended June 30, 2019, the S7 was produced under an agreement with S7 Supercars, LLC (“S7 Supercars”), a related party, which owned the “S7” name and related intellectual property and assets. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. Separately, upon the sale of the vehicle to the end-users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars. On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, consisting of chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us by S7 Supercars. Furthermore, the amount of accounts receivable balance eliminated increased by $317,304 to $682,304 increasing the final purchase price to $1,482,304. Since S7 is a related party (common ownership), the entire purchase price of $1,482,304 was allocated to the assets purchased. In addition, the Company is required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder. However, the Company does not intend to sell S7s to customers but instead will manufacture S7s for promotional purposes to build its brand. See Note 8 for more details.

The Company is also in the process of completing the engineering, design, and certification of a new high-performance sports car, the Saleen 1 (“S1”), under an engineering development and design contract with Jiangsu Saleen Automotive Technology Co., an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement.

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

The Company’s common stock is not currently quoted or traded on any market. Prior to deregistration on October 13, 2017, the Company’s common stock traded on the OTC Pink Sheets under the symbol “SLNN.” We intend to apply for quotation of our common stock on the OTCQB, although there is no assurance that our application will be accepted.

Liquidity

The Company cannot give assurance that it can maintain its cash balances or limit its cash consumption and maintain sufficient cash balances for its planned operations. Also, future business demands may lead to cash utilization at levels greater than recently experienced or anticipated. While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Subject to the foregoing, management and the Board of Directors have adopted a budget that we believe will allow the Company sufficient capital and liquidity to fund its operations for at least one year from the date these condensed consolidated financial statements are issued.

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Saleen Signature Cars, a California corporation, and Saleen Sales Corporation, a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, warranty reserves, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

Prior to April 1, 2018, the Company recognized its revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605 Revenue Recognition, upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was reasonably assured.

Effective April 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The implementation of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of primarily from the sale of its Signature Cars and services provided under its engineering and design, and development consulting services contracts.

See Note 2 for further discussion of Revenues.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of June 30, 2019 and March 31, 2019, the Company did not have cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System.

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

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to collectability. For the most part, the Company generally requires advance payments for its Signature Cars and credit card payments for parts and merchandise. As of June 30, 2019 and March 31, 2019, the Company deemed an allowance for doubtful accounts was not required.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis for automobile parts. Inventories consist parts for the Company’s Signature Car conversions. Management has determined that no inventory reserve is required because automobile parts are utilized consistently through the manufacturing process and has a high turnover.

	June 30, 2019	March 31, 2019

Automobile parts	$127,048	$108,498
Total inventories	$127,048	$108,498

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and improvements that extend the useful lives of property and equipment or increase production capacity are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. The cost of property and equipment is depreciated or amortized on a straight-line basis over the following estimated useful lives:

Computer equipment and software	3-7 years
Tooling	3-7 years
Furniture and fixtures	5-7 years
Automobiles and trailer	5-7 years
Machinery and equipment	3-7 years
Leasehold improvement	Shorter of the lease term or useful life

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the three-month periods ended June 30, 2019 and June 30, 2018.

Customer Deposits

Sales orders received from customers of Signature Cars generally require customers to make deposits at the time of signing the related sales order. The Company receives either partial or full deposits related to Signature Car sales orders in advance of shipment and is generally paid in full prior to the shipment of the finished Signature Cars. Customer deposits as of June 30, 2019 and March 31, 2019 comprised of funds received in advance of shipment and amounted to $412,025 and $511,081, respectively, which will be recorded as revenue upon shipment of finished Signature Cars and satisfaction of the revenue recognition requirements discussed above.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty for its Signature Cars. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles. Changes in the product warranty accrual as of June 30, 2019 and March 31, 2019 were as follows:

	Balance at Beginning of Fiscal Quarter	Warranty Expenditures	Provision for Estimated Warranty Cost	Balance at End of Fiscal Quarter
June 30, 2019	$20,000	$(11,849)	$11,849	$20,000
March 31, 2019	$20,000	$(15,258)	$15,258	$20,000

Advertising, Sales, and Marketing Costs

Advertising, sales, and marketing costs are expensed as incurred and are included in sales and marketing expenses. During the three-month periods ended June 30, 2019 and 2018, advertising expenses were $117,610 and $3,875, respectively. During the three-month periods ended June 30, 2019 and 2018, sales and marketing expenses were $313,820 and $123,271, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three-month periods ended:

	June 30, 2019	June 30, 2018
Numerator:
Net income (loss) attributable to common stockholders	$789,224	$(460,089)

Denominator:
Weighted average number of shares outstanding, basic	24,536,963	5,490,927
Adjustment for dilutive effects of warrants	1,673,320	-
Adjustment for dilutive effects of convertible note payable	166,667	-
Weighted average number of common shares outstanding, fully diluted	26,376,950	5,490,927

Net income (loss) per common share, basic	$0.03	$(0.08)
Net income (loss) per common share, fully diluted	$0.03	$(0.08)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive:

	June 30, 2019	June 30, 2018
Outstanding options to purchase common stock	2,602	2,602
Warrants to purchase common stock	-	1,339,990
Note payable convertible to common stock	-	166,667
Total	2,602	1,509,259

Significant Concentrations

Sales to China-based customer, Jiangsu Saleen Automotive Technology Co. (see Note 2) comprised 87% and 59% of revenues for the three-month periods ended June 30, 2019 and 2018, respectively.

Four customers comprised 96% of accounts receivable as of June 30, 2019. One customer, a related party, comprised 98% of accounts receivable as of March 31, 2019.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company adopted Topic 842 using the modified retrospective approach, using a date of initial application of April 1, 2019. The adoption of this standard on April 1, 2019 resulted in the Company recording right-of-use assets and operating lease liabilities on its condensed consolidated balance sheets as of that date in the amounts of $4,059,492 each. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are on our condensed consolidated balance sheet as of June 30, 2019.

We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our leases do not provide an implicit rate of return, we used our incremental borrowing rate of 10% based on the information available at adoption date in determining the present value of lease payments.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	-	4,059,492	4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Equity
Accumulated deficit	$(36,489,917)	263,955	$(36,225,962)

See Note 12 for details regarding the Company’s operating leases.

Recently Issued Accounting Standards

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements. During the three-months ended June 30, 2019, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Revenue from Saleen S1

The Company provides engineering, design and development services to Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”) an unaffiliated corporation located in China, under a consulting agreement entered into in September 2016, and an engineering services contract entered into in April 2018. Under the engineering services contract, the Company agreed to provide engineering, design, and development services for the S1 and other high-performance vehicles to be manufacture in the United States and China. The Company expects to complete the engineering, designing and developing of the S1 in the calendar year 2020. Under the terms of the engineering services contract, as amended, the total contract amount is approximately $31,605,000. An early termination fee based on a percentage of the remaining unbilled contract amount will apply in the event the contract is cancelled by JSAT.

The Company also entered into a Saleen S1 Cup Vehicle Development and Production Agreement (“Cup Agreement”) with JSAT in November 2018, as amended in May 2019. Under the Cup Agreement, the Company agreed to provide engineering, design, and development services for the Saleen S1 racing vehicle, including prototype development and assembly of racing vehicles to be used in the S1 Cup Racing Series in the United States and China. The Cup Agreement provides for aggregate revenues to the Company of approximately $15,631,000.

In addition to these two agreements, the Company provides ad hoc consulting related to JSAT. Furthermore, for logistical expediency, JSAT sometimes requests that the Company pay for some of JSAT’s expenses, and subsequently JSAT reimburses the Company. These reimbursement of expenses to the Company have no mark-up and totaled $2,000,000 and $0 for the three-month periods ended June 30, 2019 and 2018, respectively.

During the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue of $574,000 and $718,316, respectively, related to its completed performance under the engineering services contract. In addition, during the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue of $9,839,695 and $0, respectively, related to its completed performance under the Cup Agreement. Furthermore, during the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue of $0 and $162,048, respectively, of consulting fees related to JSAT. Finally, during the three-month periods ended June 30, 2019 and 2018, the Company received payments of $0 and $45,412, respectively, from JSAT for the reimbursement of engineering and manufacturing services.

Revenue from Saleen S7

The Company recognized revenue for engineering and manufacturing services as these services were performed. Separately, upon the sale by S7 Supercars of an S7 to the end user, the Company recognized a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer has accepted the vehicle. During the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue of $618,668 and $91,099, respectively, for reimbursement of engineering and manufacturing services from the sale of S7 vehicle(s). See Note 8 for more details.

Revenue from Products

Revenue from sale of Signature Cars

The Company recognizes revenue from the sale of its Signature Cars when control is transferred which generally occurs upon shipment or delivery of the Signature Cars from its manufacturing facility to the destination specified by the customer. Signature Cars revenue represents the amount of consideration which the Company expects to be entitled in exchange for the delivery of the modified vehicle. The Company determines whether delivery has occurred based on when title transfers and the risks of ownership have transferred to the buyer, which usually occurs when the Company places the cars on the carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured and generally collects deposits before work is started and final payments are received prior to shipment. Except for warranties, the Company has no post-sales obligations nor does the Company accept returns. During the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue of $692,238 and $518,687, respectively, from signature cars.

Deferred Revenue

As of June 30, 2019 and March 31, 2019, the Company’s contract balances included deferred revenue of $1,068,150 related to the Cup Agreement. For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation being completed.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Tooling	$937,554	$937,554
Automobiles and trailers	240,257	167,063
Construction in Progress – S7 purchased assets	1,428,304	-
Machinery and equipment	245,672	100,233
Furniture and fixtures	147,960	147,960
Computer equipment and software	90,729	89,246
Leasehold improvements	129,041	79,691
	3,219,517	1,521,747
Accumulated depreciation and amortization	(931,950)	(871,394)
Total Property and Equipment	$2,287,567	$650,353

Depreciation and amortization expense was $60,556 and $19,431 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company purchased $1,428,304 of S7 assets to manufacture S7s for promotional purposes to build its brand and will depreciate such assets once completed.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2019 and March 31, 2019:

		June 30, 2019	March 31, 2019
(1)	Settlement agreement for senior secured note	$-	$40,000
(2)	Unsecured note payable, interest at 5% per annum, due on demand	66,753	67,753
(3)	Unsecured note payable, interest at 10% per annum, due July 27, 2017, past due	53,890	83,980
(4)	Note payable to American Express, past due	27,926	32,426
	Total notes payable	$148,569	$224,159

(1)	In December 2016, the Company entered into a settlement agreement with Citizens Business Bank for a $400,000 loan that was then in default, was initially issued in 2009, and secured by all assets of the Company. On May 17, 2019, the balance of the loan was paid off.

(2)	In June 2016, the Company entered into an unsecured note payable with its landlord for past due rent of $389,922, covering the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. For the three month period ended June 30, 2019, the landlord waived interest charges.

(3)	The note bears interest at 10% per annum, and for the three-month period ended June 30, 2019, the lender waived interest charges.

(4)	Per a settlement reached with American Express, the Company makes monthly payments of $1,500 against prior balances due.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, PAST DUE

As of June 30, 2019 and March 31, 2019, the Company had one unsecured convertible note outstanding for $100,000. The note bears interest at 7% per annum, was due in March 2017 and is currently in default. The note is convertible into 166,667 shares of common stock.

NOTE 6 – ACCRUED COMPENSATION, PAYROLL TAXES, AND OTHER TAXES PAYABLE

Accrued compensation, payroll taxes, and other taxes payables consisted of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Accrued payroll	$97,898	$453,492
Accrued vacation	175,987	142,466
Current payroll taxes and withholdings	39,177	36,731
	$313,062	$632,689

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Accrued expenses related to JSAT contracts	$2,311,601	$-
Deferred vendor consideration	-	$150,000
Other current payables	179,637	17,544
	$2,491,238	$167,544

As of June 30, 2019, other current payables mainly related to expense accruals related to JSAT contracts for which the Company had not been invoiced.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

The amounts payable to related parties as of June 30, 2019 and March 31, 2019 are as follows:

	June 30, 2019	March 31, 2019
Related Party:
Steve Saleen and Amy Boylan (a)	$-	$457,692
Top Hat Capital and Crystal Research (b)	61,672	61,672
	$61,672	$519,364

Steve Saleen and Amy Boylan (a)

Amounts payable to Steve Saleen, founder and Chief Executive Officer of the Company, and Amy Boylan, President and Chief Operating Officer, for accrued bonuses. The bonuses were paid on May 17, 2019.

Jeffrey Kraws, Top Hat Capital and Crystal Research (b)

As of June 30, 2019 and March 31, 2019, the Company owed Top Hat Capital and Crystal Research, whose co-founder and Managing Partner, Jeffrey Kraws, is a director of the Company, $61,672 for investment advisor and research services provided to the Company.

S7 Supercars, LLC

The Company serves as the OEM for the Saleen S7, a limited production supercar. During the three-month periods ended June 30, 2019 and 2018, the S7 was produced under a joint venture with S7 Supercars, LLC, an entity that is controlled by affiliates of two of the Company’s principal shareholders. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. The Company recognized revenue as these engineering and manufacturing services were performed. The cars produced under this agreement were owned by S7 Supercars until title passed to the ultimate buyer. Separately, upon the sale of the vehicle to the end users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer accepted the vehicle.

During the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue from S7 Supercars of $618,668 and $91,099, respectively, for engineering and manufacturing services. As of June 30, 2019 and March 31, 2019, the Company had accounts receivable due from S7 Supercars of $0 and $133,742, respectively. As of June 30, 2019 and March 31, 2019, deposits of $0 and $100,000 from S7 Supercars were included in customer deposits, respectively.

On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, consisting of chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us by S7 Supercars. Furthermore, the amount of accounts receivable balance eliminated increased by $317,304 to $682,304 increasing the final purchase price to $1,482,304. Since S7 is a related party (common ownership), the entire purchase price of $1,482,304 was allocated to the fixed assets purchased. In addition, the Company is required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. However, the Company does not intend to sell S7s to customers but instead will manufacture S7s for promotional purposes to build its brand. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder.

NOTE 9 – INCOME TAXES

For the three-month periods ended June 30, 2019 and 2018, a reconciliation of the effective income tax rate to the U.S. statutory rate was as follows:

	June 30, 2019	June 30, 2018
Tax expense at the U.S. statutory income tax	21%	-%
State tax net of federal tax benefit	8	-
Other	-	-
Increase (decrease) in the valuation allowance	-	-
Effective tax rate	29%	-%

The provision for income taxes consisted of the following:

	June 30, 2019	June 30, 2018
Federal current tax	$234,634	$-
State current tax	88,456	-
Income tax expense	$323,090	$-

In assessing the realizability of the net deferred tax assets, the Company considered all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets was dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. As of June 30, 2019 and March 31, 2019, the Company believed that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of June 30, 2019 and March 31, 2019.

Net deferred tax assets consist of the following:

	June 30, 2019	March 31, 2019
Deferred tax assets
Net operating loss carryforwards	$850,000	$850,000
Total deferred tax asset before valuation allowance	850,000	850,000
Valuation allowance	(850,000)	(850,000)
Deferred tax assets, net of a valuation allowance	$-	$-

As of June 30, 2019, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $18.2 million. The Company’s ability to realize tax benefit from the NOLs is subject to Internal Revenue Code Section 382 (“Section 382”), which generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. It was previously estimated that the Company could not use the NOLs. For the three-month period ended June 30, 2019, the Company did not benefit from or use any NOLs. However, management will be undergoing a study in order to determine if the NOLs are usable for future use which could result in a change to the valuation allowance in future periods.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2014 are open to examination by Federal and state tax authorities.

NOTE 10 – STOCKHOLDERS’ EQUITY DEFICIT

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

Issuance of Common Stock

During the three-month periods ended June 30, 2019 and 2018, there were no shares of common stock issued.

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

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	2,602	$108	$-	6.50
Granted during the three-month period	—	—	-	-
Cancelled during the three-month period	—	—	-	-
Exercised during the three-month period	—	—	-	-
Outstanding at June 30, 2018	2,602	108	-	6.25

Outstanding at April 1, 2019	2,602	108	-	5.50
Granted during the three-month period	—	—	-	-
Cancelled during the three-month period	—	—	-	-
Exercised during the three-month period	—	—	-	-
Outstanding at June 30, 2019	2,602	$108	$-	5.25

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s Common Stock per share on June 30, 2019 and the exercise price of each option.

During the three-month periods ended June 30, 2019 and 2018, the Company recorded no stock-based compensation expense related to stock options.

Warrants

Warrant activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	1,673,320	$1.81	-	3.75
Granted during the three-month period	-
Cancelled during the three-month period	-	-	-	-
Exercised during the three-month period	-	-	-	-
Outstanding at June 30, 2018	1,673,320	1.81	-	3.50

Outstanding at April 1, 2019	1,673,320	1.81	-	2.75
Granted during the three-month period	-
Cancelled during the three-month period	-
Exercised during the three-month period	-
Outstanding at June 30, 2019	1,673,320	$1.81	-	2.50

In January 2018, warrants exercisable into 1,333,333 shares of common stock were issued by the Company in conjunction with the issuance of 1,333,333 shares of common stock. The warrants have a term of two years and an exercise price of $0.60 per share. In September 2018, warrants exercisable into 333,330 shares of common stock were issued by the Company in conjunction with the issuance of Series B Preferred Stock. The warrants have a term of three years and an exercise price of $.70 per share. The intrinsic value of the Company’s warrants was nil at June 30, 2019, March 31, 2019, and March 31, 2018.

NOTE 11 –ROYALTY REVENUE FROM INTELLECTUAL PROPERTY LICENSE

In June 2015, the Company entered into an Intellectual Property License Agreement with Saleen Motors International, LLC (“SMI”), an unrelated party and wholly owned subsidiary of GreenTech Automotive, Inc. The license agreement had an initial term of 10 years. As part of the license agreement, SMI advanced the Company $500,000. In March 2018, SMI filed for bankruptcy and the Company provided notice to SMI of immediate termination of the license agreement. Pursuant to the termination provisions provided in the license agreement, the Company recorded $478,000 as royalty revenue during the year ended March 31, 2018. The Company was later informed that SMI had in fact not filed for bankruptcy. In October 2019, the Company retracted the termination notice.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Facilities Leases

In January 2015, the Company entered into lease agreements for the lease of two buildings totaling approximately 76,000 square feet under non-cancellable operating leases (the “Leases”). The Leases were on a triple net basis and required aggregate monthly payments of approximately $45,000 with annual rent escalations as negotiated. The Leases covered the period from February 2015 through January 2018. In September 2017, the Company entered into amendments to the Leases to renew the lease terms for the period from February 1, 2018, through January 31, 2028 (the “New Leases”). The New Leases require monthly payments beginning at approximately $57,000 with annual rent escalations at a negotiated rate. The Company has also entered into a sublease agreement that requires monthly payments of $17,700 from the sub-lessee on a month-to-month basis which terminated in November 2018.

For the three-month periods ended June 30, 2019 and June 30, 2018, operating lease expenses (as well as cash paid for operating cash flows from operating leases) were $173,932 and $106,291, respectively. Because our leases do not provide an implicit rate of return, we used our incremental borrowing rate of 10% based on the information available at adoption date in determining the present value of lease payments.

The following table sets forth the recorded assets and liabilities related to the Company’s operating leases:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	-	4,059,492	4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Equity
Accumulated deficit	$(36,489,917)	263,955	$(36,225,962)

	June 30, 2019	March 31, 2019
Right-of-use asset	$4,059,492	$-

Deferred rent liability – current	$-	$263,955
Operating lease liabilities	246,473	$-
Operating lease liabilities – non-current	3,813,019	-
Lease liabilities – total	$4,059,492	$263,955

The contractual future maturities of the Company’s operating lease liabilities are as follows:

Fiscal Year	Lease Commitment
2020	$486,196
2021	655,910
2022	675,587
2023	695,855
2024	716,731
Thereafter	2,943,233
Total lease payments	6,173,512
Less: Future interest expense	2,114,020
Total	$4,059,492

Litigation

The Company is involved in certain legal proceedings that arise from time to time in the ordinary course of its business. The Company is currently a party to several legal proceedings related to claims for payment that are currently accrued for in its condensed consolidated financial statements as other current liabilities or accounts payable. The Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amount of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. The Company is not currently involved in any legal proceedings that could potentially have a material impact on its statement of operations.

NOTE 13 – SEGMENT REPORTING

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations and measures performance among two operating and reportable segments: (i) products and (ii) services. The products segment includes our signature cars and merchandises. The services segment includes engineering, development, design, and consulting services for JSAT, S7, and other customers. The following table provides information about disaggregated revenue based on revenue by service lines and revenue by area:

	For The Three-Month Periods Ended June 30,
	2019	2018
Revenue by service lines:
Services provided to JSAT	$10,413,695	$925,776
S7 agreement (related party)	618,668	91,099
Other	200,000	-
Services – total	11,232,363	1,016,875

Products
Signature cars	692,238	518,687
Other	3,982	24,642
Products – total	696,220	543,329

Royalties	6,967	4,043
Total revenue	$11,935,550	$1,564,247

	For The Three-Month Periods Ended June 30,
	2019	2018
Gross profit
Services	$2,075,612	$521,589
Products	298,074	137,025
Total	$2,373,686	$658,614

NOTE 14 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Although the Company is not currently required to suspend all of its business under local or federal laws, the Company has allowed certain non-essential employees to work remotely. Nonetheless, the Company s faces certain risks caused by COVID-19, including, without limitation:

●	Interruptions of production due to supply chain disruptions (most notably, the recently announced closure of Ford Motor Company factories at least through April 5, 2020);
●	Reduced customer demand due to the overall state of the economy; and
●	Delayed cash collections (most notably, from JSAT and automobile dealerships).

All of the above will have a material adverse impact on the Company. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the extent of this impact cannot be reasonably estimated at this time. In the interim, the Company has furloughed some employees in expectation of reduced business and may consider other mitigating actions in the short-term.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three-month periods ended June 30, 2019 and 2018. You should read this discussion together with the condensed consolidated financial statements, related notes and other financial information included in this Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to the risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2019 as filed on October 4, 2019. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

The Company is an OEM of high-performance vehicles that are built from the ground up. The Company also designs, develops, manufactures and sells high-performance vehicles built from base chassis of major American automobile manufacturers. The Company also provides engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide. The Company currently has customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

For a description of the Company, the basis of presentation, and the Company’s critical accounting policies and estimates, refer to Note 1, Nature of Business and Basis of Presentation, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our revenue, operating expenses, and net income (loss) from operations for the three-month period ended June 30, 2019, as compared to the three-month period ended June 30, 2018, were as follows:

	For The Three-Month Periods Ended			Percentage
	June 30,			Change
	2019	2018	Change	Inc. (Dec.)

Revenues
Services (including $618,668 as of June 30, 2019 and $91,099 as of March 31, 2019 from related party)	$11,232,363	$1,016,875	$10,215,488	1,005%
Products, net	696,220	543,329	152,891	28
Royalties	6,967	4,043	2,924	72
Total revenues, net	11,935,550	1,564,247	10,371,303	663

Cost of revenues
Services	9,156,751	495,286	8,661,465	1,749
Products	398,146	406,304	(8,158)	(2)
Total cost of revenues	9,554,897	901,590	8,653,307	960
Gross profit	2,380,653	662,657	1,717,996	259

Operating expenses
Research and development	-	7,357	(7,357)	(100)
Advertising, sales and marketing	431,430	127,146	304,284	239
General and administrative expenses	775,255	958,741	(183,486)	(19)
Depreciation and amortization	60,556	19,431	41,125	211
Total operating expenses	1,267,241	1,112,675	154,566	14
Income (loss) from operations	1,113,412	(450,018)	1,563,430	347
Other expense
Interest and financing costs	1,098	10,071	(8,973)	(89)
Total other expense	1,098	10,071	(8,973)	(89)
Net income (loss) before income tax expense	1,112,314	(460,089)	1,572,403	342
Income tax expense	323,090	-	323,090	100
Net income (loss)	789,224	(460,089)	1,249,313	272

Net income (loss) attributable to common shareholders	$789,224	$(460,089)	$1,249,313	272%

Revenue

Revenue, net increased by $10,371,303 (663%) to $11,935,550 for the three-month period ended June 30, 2019, compared to $1,564,247 for the three-month period ended June 30, 2018. The majority of the increase in revenue was attributable to increased revenue from JSAT. Revenue from JSAT increased by $9,487,918 (1,025%) to $10,413,695 for the three-month period ended June 30, 2019, compared to $925,776 for the three-month period ended June 30, 2018. The increase relates to the Cup Agreement. Revenue from the Cup Agreement was $9,839,695 and $0 for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.

Revenue for products increased mainly due to increased revenue from our Signature Cars and S7. Revenue from Signature Cars increased by 173,551 (33%) to $692,238 for the three-month period ended June 30, 2019, compared to $518,687 for the three-month period ended June 30, 2018. Revenue from S7 increased by $527,569 (579%) to $618,668 for the three-month period ended June 30, 2019, compared to $91,099 for the three-month period ended June 30, 2018.

Cost of Goods Sold

Cost of goods sold for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of goods sold for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of goods sold increased by approximately $8,653,307 (960%) to $9,554,897 for the three-month period ended June 30, 2019, compared to $901,590 for the three-month period ended June 30, 2018. The increase in the cost of sales was primarily attributable to increased costs related to JSAT.

Gross Profit

Gross profit as a percentage of net revenue decreased by 22% to 20% for the three-month period ended June 30, 2019, compared to 42% for the three-month period ended June 30, 2018. The decrease in gross profit percentage related to the increased revenue to JSAT which had a lower gross profit percentage as to compared to our product revenue.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

We had no research and development costs during the three-month period ended June 30, 2019, compared to $7,357 during the three-month period ended June 30, 2018.

Advertising expense increased $103,735 (2,677%) to $117,610 during the three-month period ended June 30, 2019, compared to $3,875 during the three-month period ended June 30, 2018. The increase relates to new advertising efforts that were not in place in 2018. Sales and marketing expense increased $190,549 (155%) to $313,820 during the three-month period ended June 30, 2019, compared to $123,271 during the three-month period ended June 30, 2018. The increase in sales and marketing costs was due primarily to increased sales salaries and marketing costs related to promotional events and car shows.

General and administrative expenses increased $154,567 (14%) to $1,267,241 during the three-month period ended June 30, 2019, compared to $1,112,675 during the three-month period ended June 30, 2018. The increase in general and administrative expenses was due primarily to increased sales, marketing, and advertising expenses to support our revenue growth during the three-month period ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $41,125 (169%) to $60,556 for the three-month period ended June 30, 2019, compared to $19,431 for the three-month period ended June 30, 2018.

Income (Loss) from Operations

During the three-month period ended June 30, 2019, we generated income from operations of $1,113,412, compared to a loss from operations of $450,018 incurred during the three-month period ended June 30, 2018. Income from operations for the three-month period ended June 30, 2019, was due primarily to increased revenue and gross profit, offset in part by increased operating expenses.

Other Expense (Income)

Other expenses include interest and financing costs. Interest and financing costs decreased 8,973 (89%) to $1,098 during the three-month period ended June 30, 2019, compared to $10,071 during the three-month period ended June 30, 2018. The decrease in interest and financing costs during the three-month period ended June 30, 2019, was due primarily to an overall reduction in debt.

Income Tax Expense

During the three-month period ended June 30, 2019, we reported income tax expense of $323,090. We had no income tax expense during the three-month period ended June 30, 2018.

Dividends

There were no dividends granted during the three-month periods ended June 30, 2019 and June 30, 2018.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2019, and March 31, 2018, was as follows:

	As of	As of
	June 30, 2019	March 31, 2019

Current assets	$4,321,073	$3,619,119
Current liabilities	5,931,251	4,398,809
Net working capital deficiency	$(1,610,178)	$(779,690)

The following summarizes our cash flow activity for the three-month periods ended June 30, 2019, and 2018:

Cash Flows

	Three-Month Period	Three-Month Period
	Ended	Ended
	June 30, 2019	June 30, 2018

Net cash provided by Operating Activities	$1,588,079	$376,319
Net cash used in Investing Activities	(1,015,466)	-
Net cash used in by Financing Activities	(224,159)	(124,500)
Increase in Cash during the period	348,454	251,819
Cash, Beginning of Period	3,374,234	523,120
Cash, End of Period	$3,722,688	$774,939

The Company has incurred significant net losses since inception. However, during the three-month period ended June 30, 2019, the Company’s financial performance significantly improved, and we recorded net income of $789,224 and generated cash flows from operations of $1,588,079, primarily due to revenues from JSAT. Our ability to continue to generate net income and positive cash flows from operations is primarily dependent on our ability to continue to generate revenue from our contracts with JSAT and to generate revenue from the sale of our Signature Cars.

The Company cannot give assurance that it can maintain its cash balances or limit its cash consumption and maintain sufficient cash balances for its planned operations. Also, future business demands may lead to cash utilization at levels greater than recently experienced or anticipated. While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Subject to the foregoing, we believe the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of filing of this Quarterly Report on Form 10-Q.

New Accounting Standards

See Note 1 of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result in the delay in filing this Quarterly Report on 10-Q, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three-month period ended June 30, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 6, 2020, Lawrence Balingit resigned as the Company’s Chief Financial Officer.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.
3.2	Certificate of Amendment of Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 13, 2013.
3.3	Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.
3.4	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 30, 2016
3.5	Certificate of Amendment to Articles of Incorporation filed December 7, 2017. Incorporated by reference to Exhibit 3.1.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.6	Certificate of Amendment to Articles of Incorporation filed December 19, 2017. Incorporated by reference to Exhibit 3.1.6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017. Incorporated by reference to Exhibit 3.1.7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.7	Certificate of Designation of the Series B Preferred Stock of Saleen Automotive, Inc. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.9	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.
10.1	Asset Purchase Agreement, dated as of May 31, 2019, between Saleen Automotive, Inc. and S7 Supercars LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2019.
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 2020

SALEEN AUTOMOTIVE, INC.

By:	/s/ Steve Saleen
Name:	Steve Saleen
Title:	Chief Executive and Chief Financial Officer

