Form 10-Q
period 2019-09-30
Saleen Automotive, Inc.
filed 2020-07-08
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

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

The number of shares of registrant’s common stock outstanding as of June 1, 2020 was 24,536,963.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

Saleen Automotive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash	$4,151,805	$3,374,234
Accounts receivable (including $0 as of September 30, 2019 and $133,742 as of March 31, 2019 due from related party)	634,755	136,387
Inventory	264,084	108,498
Other current assets	14,591	-
Total Current Assets	5,065,235	3,619,119

Property and equipment, net	1,353,003	650,353
Intellectual property	1,482,304	-
Right-of-use assets	4,001,449	-
Security deposits	70,780	70,800
TOTAL ASSETS	$11,972,771	$4,340,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$125,603	$351,726
Accrued compensation	455,887	632,689
Customer deposits	99,692	511,081
Accrued liabilities	2,745,134	167,554
Due to related parties	61,672	519,364
Income taxes payable	1,128,985	503,000
Notes payable	87,179	224,159
Convertible note payable, past due	100,000	100,000
Accrued interest on notes payable	37,131	37,131
Contract liabilities	1,323,696	1,068,150
Deferred rent	-	263,955
Operating lease liabilities	246,473	-
Accrued warranties	20,000	20,000
Total Current Liabilities	6,431,452	4,398,809
Operating lease liabilities – non-current	3,755,622	-
Total Liabilities	10,187,074	4,398,809
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 667 Series B shares issued and outstanding as of September 30, 2019 and March 31, 2019	1	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,536,963 issued and outstanding as of September 30, 2019 and March 31, 2019	24,537	24,537
Additional paid-in capital	36,406,842	36,406,842
Accumulated deficit	(34,645,683)	(36,489,917)
Total Stockholders’ Equity (Deficit)	1,785,697	(58,537)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,972,771	$4,340,272

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues
Services	$9,869,690	$3,162,136	$21,102,053	$4,179,011
Products	1,955,949	658,297	2,652,169	1,201,626
Royalties	32,656	-	39,623	4,043
Total revenues, net	11,858,295	3,820,433	23,793,845	5,384,680

Costs of revenues
Services	7,465,787	944,332	16,622,538	1,439,618
Products	1,637,783	742,828	2,035,929	1,149,132
Total costs of revenues	9,103,570	1,687,160	18,658,467	2,588,750

Gross profit	2,754,725	2,133,273	5,135,378	2,795,930

Operating expenses
Advertising, sales, and marketing	251,058	167,805	682,488	294,951
General and administrative	1,276,530	1,344,326	2,051,785	2,294,811
Research and development	-	16,964	-	24,321
Depreciation and amortization	37,168	10,843	97,724	38,530
Total operating expenses	1,564,756	1,539,938	2,831,997	2,652,613

Income from operations	1,189,969	593,335	2,303,381	143,317

Other expense
Interest and financing costs	101,011	7,809	102,109	17,880
Total other expense	101,011	7,809	102,109	17,880

Net income before income tax expense	1,088,958	585,526	2,201,272	125,437
Income tax expense	297,903	-	620,993	-
Net income	$791,055	$585,526	$1,580,279	$125,437
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	-	-	-	92,000
Net income attributable to common stockholders	$791,055	$585,526	$1,580,279	$33,437

Net income per share attributable to common stockholders:
Basic	$0.03	$0.02	$0.06	$0.00
Diluted	$0.03	$0.02	$0.06	$0.00
Shares used in computing net income per share attributable to common stockholders:
Basic	24,536,963	24,536,963	24,536,963	24,536,963
Fully diluted	27,036,953	27,036,953	27,036,953	27,036,953

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Six Months Ended September 30, 2019

					Additional
	Preferred Shares		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(36,489,917)	$(58,537)

Cumulative-effect of change in accounting policy (ASC 842)	-	-	-	-	-	263,955	263,955

Net income	-	-	-	-	-	789,224	789,224

Balance at June 30, 2019	667	1	24,536,963	24,537	36,406,842	(35,436,738)	994,642

Net income	-	-	-	-	-	791,055	791,055

Balance at September 30, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(34,645,683)	$1,785,697

Saleen Automotive, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Six Months Ended September 30, 2018

					Additional
	Preferred Shares		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2018	-	$-	24,536,963	$24,537	$36,006,843	$(39,001,178)	$(2,969,798)

Net loss	-	-	-	-	-	(460,089)	(460,089)

Balance at June 30, 2018	-	-	24,536,963	24,537	36,006,843	(39,461,267)	(3,429,887)

Cash proceeds from sales of Series B Preferred Stock and warrants in private placement to related party	667	1	-	-	399,999	-	400,000
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	92,000	-	92,000
Deemed dividend on beneficial conversion feature of Series B Preferred Stock	-	-	-	-	(92,000)	-	(92,000)
Net income	-	-	-	-	-	585,526	585,526

Balance at September 30, 2018	667	$1	24,536,963	$24,537	$36,406,842	$(38,875,741)	$(2,444,361)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,580,279	$125,437
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Depreciation	97,724	38,530
Income tax expense	620,993	-
Operating lease payments	(57,397)	-
Amortization of right of use assets	58,043	-
Changes in Assets and Liabilities
Accounts receivable	(498,368)	36,093
Inventory	(155,586)	(22,768)
Other current assets	(14,571)	(185,400)
Accounts payable	(226,123)	(729,632)
Accrued compensation	(176,802)	(83,658)
Accrued interest on notes payable	-	(24,618)
Customer deposits	(411,389)	(172,160)
Accrued liabilities	2,582,572	58,776
Contract liabilities	255,546	650,614
Net cash provided by (used in) operating activities	3,654,921	(308,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(800,374)	(52,812)
Purchase of S7 Supercars asset	(1,482,304)	-
Net cash (used in) provided by investing activities	(2,282,678)	(52,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series B Preferred Stock and warrants in private placement to related party	-	400,000
Due to related parties, net	(457,692)	(103,956)
Repayment of notes payable and advances to related party	-	(200,000)
Repayment of notes payable	(136,980)	(49,000)
Net cash (used in) provided by financing activities	$(594,672)	$47,044

Net change in cash	777,571	(314,554)

Cash at beginning of the period	3,374,234	523,120

Cash at end of the period	$4,151,805	$208,566

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$42,497

Fair value of beneficial conversion feature of Series B Preferred Stock	$-	$92,000

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2019 and for the three-months and six-months ended September 30, 2019 and 2018, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Saleen Automotive, Inc. (the “Company”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-months and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on October 4, 2019.

Description of the Company

Saleen Automotive, Inc. (the “Company”) is an original equipment manufacturer (“OEM”) of high-performance vehicles (“Saleen Original”) that are built from the ground up. The Company also designs, develops, manufactures, and sells high-performance vehicles built from base chassis of major American automobile manufacturers (“Saleen Signature Cars”). The Company also provides engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide. The Company currently has customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets.

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

Saleen OEM

The Company manufacturers the Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine, in the Company’s production facility in Corona, California. The S7 was previously produced under a joint venture agreement with S7 Supercars, LLC (“S7 Supercars”), a related party owned by a significant shareholder, which owned the “S7” name and related intellectual property and assets. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. Separately, upon the sale of the vehicle to the end-users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars. On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $365,000 owed to us by S7 Supercars. Furthermore, the amount of accounts receivable balance eliminated increased by $317,304 to $682,304 increasing the final purchase price to $1,482,304. Given that the purchase assets did not qualify as a business under the definition of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805 Business Combinations, the Company recognized this transaction as the purchase of an intangible asset consisting of the “S7” tradename. In the previous quarter, the Company had classified the purchased assets as fixed assets and subsequently reclassified these assets as an intangible asset on the accompanying condensed consolidated balance sheet. In addition, the Company is required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder. However, the Company does not intend to sell S7s to customers but instead will manufacture S7s for promotional purposes to build its brand. See Note 7 for more details.

The Company is also in the process of completing the engineering, design, and certification of a new high-performance sports car, the Saleen 1 (or “S1”), under an engineering development and design contract with Jiangsu Saleen Automotive Technology Co. (“JSAT”), an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement and licenses the Saleen name from Saleen Motors International, an un-related third-party.

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

In response to the COVID-19 pandemic which impacted operations in early 2020, we have reduced manufacturing schedules to balance production with our demand and our supply chain constraints. We have also taken actions to reduce overhead to mitigate the negative impacts of a reduced manufacturing schedule. While we currently expect any negative impact on sales to be temporary during the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time.

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Saleen Signature Cars, a California corporation, and Saleen Sales Corporation, a California corporation. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue using ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes

(1) identifying the contracts or agreements with a customer,

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of September 30, 2019 and March 31, 2019, the Company did not have cash equivalents. From time to time, including as of September 30,2019, the Company’s cash account balances exceed the balances as covered by federally insured limits. The Company uses high quality financial institutions and believes the risk of loss due to exceeding federally insured limits to be low.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to collectability. For the most part, the Company generally requires advance payments for its Signature Cars and credit card payments for parts and merchandise. As of September 30, 2019 and March 31, 2019, the Company deemed an allowance for doubtful accounts was not required against its receivables.

Inventory

Inventory are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis for automobile parts. Inventory consists of parts for the Company’s Signature Car models. Management has determined that no inventory reserve is required because automobile parts are utilized consistently through the manufacturing process and has a high turnover.

	September 30, 2019	March 31, 2019

Automobile parts	$147,623	$108,498
Finished goods	116,461	-
Total inventory	$264,084	$108,498

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the three and six months ended September 30, 2019 and September 30, 2018.

The Company’s museum collection of automobiles held for exhibition purposes is not depreciated, as the estimated useful life of the museum collection is so long so that depreciation would not be necessary, and the residual value of such vehicles may exceed their acquisition cost. The Company’s museum collection is currently being exhibited in automobile museums around the country to further market the Company’s brand.

Customer Deposits

Sales orders received from customers of Signature Cars generally require customers to make deposits at the time of signing the related sales order. The Company receives either partial or full deposits related to Signature Car sales orders in advance of shipment and is generally paid in full prior to the shipment of the finished Signature Cars. Customer deposits as of September 30, 2019 and March 31, 2019 comprised of funds received in advance of shipment and amounted to $99,692 and $511,081, respectively, which will be recorded as revenue upon shipment of finished Signature Cars and satisfaction of the revenue recognition requirements discussed above.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty for its Signature Cars. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. All of the unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles.

Advertising, Sales, and Marketing Costs

Advertising, sales, and marketing costs are expensed as incurred and are included in sales and marketing expenses on the accompanying condensed consolidated statement of operations. During the six-months ended September 30, 2019 and 2018, advertising, sales and marketing expenses were $682,488 and $294,951, respectively. During the three-months ended September 30, 2019 and 2018, advertising, sales and marketing expenses were $251,058 and $167,805, respectively.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the FASB ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Net Income per Share

Basic income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of convertible notes payable.

The following table sets forth the computation of basic and diluted net income per common share for the three-months and six months ended:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income attributable to common stockholders	$791,055	$585,526	$1,580,279	$33,437

Denominator:
Weighted average number of shares outstanding, basic	24,536,963	24,536,963	24,536,963	24,536,963
Adjustment for dilutive effects of warrants	1,666,663	1,666,663	1,666,663	1,666,663
Adjustment for Series B convertible preferred shares	666,660	666,660	666,660	666,660
Adjustment for dilutive effects of convertible note payable	166,667	166,667	166,667	166,667
Weighted average number of common shares outstanding, fully diluted	27,036,953	27,036,953	27,036,953	27,036,953

Net income per common share, basic	$0.03	$0.02	$0.06	$0.00
Net income per common share, fully diluted	$0.03	$0.02	$0.06	$0.00

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Outstanding options to purchase common stock	2,602	2,602	2,602	2,602
Total	2,602	2,602	2,602	2,602

Significant Concentrations

Sales to China-based customer, JSAT (see Note 2) comprised 68% and 76% of revenues for the three-months ended September 30, 2019 and 2018, respectively. Sales to China-based customer, JSAT comprised 78% and 71% of revenues for the six-months ended September 30, 2019 and 2018, respectively.

Two customers comprised 88% of accounts receivable as of September 30, 2019. One customer, a related party, comprised 98% of accounts receivable as of March 31, 2019.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11, and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company adopted Topic 842 using the modified retrospective approach, using a date of initial application of April 1, 2019. The adoption of this standard on April 1, 2019 resulted in the Company recording right-of-use assets and operating lease liabilities on its condensed consolidated balance sheets as of that date in the amounts of $4,059,492 each. The adoption of this standard did not have a significant effect on the amount of lease expense recognized by the Company.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are on our condensed consolidated balance sheet as of September 30, 2019.

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	-	4,059,492	4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Equity
Accumulated deficit	$(36,489,917)	263,955	$(36,225,962)

See Note 11 for details regarding the Company’s operating leases.

Recent accounting pronouncements are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements. During the three-months ended September 30, 2019, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from the following sources:

Revenue from services

The Company recognizes revenue from its engineering and design contracts and consulting services contracts as the services are provided and accepted by the customer over time. Contract liabilities are recorded for any payments received for services yet to be completed. Under the terms of its engineering design and development contract, costs are invoiced as incurred plus a markup.

Revenue from Saleen S1

The Company provides engineering, design, and development services to Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”) an unaffiliated corporation located in China, under a consulting agreement entered into in September 2016, and an engineering services contract entered into in April 2018. Under the engineering services contract, the Company agreed to provide engineering, design, and development services for the S1 and an SUV to be distributed in the United States and China. The Company entered into two addendums on the engineering services contract, one dated September 29, 2019 (the “September Addendum”) and the other dated December 20, 2019 (the “December Addendum”). Management evaluates contract modifications based on the terms of the modification and determined the appropriate accounting under ASC 606 which results in one of three outcomes: 1) a modification of the original contract with cumulative catch-up adjustment; 2) a modification of the original contract with the change being accounted for prospectively; or 3) a separate and new contract. The September Addendum increased the scope of the contract, price and added distinct deliverables and performance obligations. Based on the terms of September Addendum, management has determined to account for this contract as a completely separate and distinct contract. The December Addendum increased the price but did not add any distinct deliverables, and thus based on management’s evaluation has been accounted for as a modification of the original contract with the change being accounted for prospectively. The Company expects to complete the engineering, designing and developing of the S1 in the calendar year 2020. Under the terms of the engineering services contract, as amended, the total contract amount is approximately $31,605,000. An early termination fee based on a percentage of the remaining unbilled contract amount will apply in the event the contract is cancelled by JSAT.

The Company also entered into a Saleen S1 Cup Vehicle Development and Production Agreement (“Cup Agreement”) with JSAT in November 2018, as amended in May 2019. Based on management’s evaluation of the amendment, the amendment clarified the terms of the original Cup Agreement and was accounted for as a modification of the original contract. Under the Cup Agreement, the Company agreed to provide engineering, design, and development services for the Saleen S1 racing vehicle, including prototype development and assembly of racing vehicles to be used in the S1 Cup Racing Series in the United States and China. The Cup Agreement provides for aggregate revenues to the Company of approximately $15,631,000.

In addition to these two agreements, the Company provides ad hoc consulting related to JSAT. Furthermore, for logistical expediency, JSAT sometimes requests that the Company pay for some of JSAT’s expenses, and subsequently JSAT reimburses the Company. These reimbursement of expenses to the Company have no mark-up and totaled $2,309,503 and $0 for the three-months ended September 30, 2019 and 2018, respectively, and $4,309,503 and $0 for the six-months ended September 30, 2019 and 2018, respectively.

During the three-months ended September 30, 2019 and 2018, the Company recognized revenue of $2,403,666 and $3,848,927, respectively, related to its completed performance under the engineering services contract. During the three-months ended September 30, 2019 and 2018, the Company recognized revenue of $7,456,024 and $0, respectively, related to its completed performance under the Cup Agreement. During the three-months ended September 30, 2019 and 2018, the Company recognized revenue of $0 and $162,048, respectively, of consulting fees related to JSAT.

During the six-months ended September 30, 2019 and 2018, the Company recognized revenue of $2,977,666 and $3,130,611, respectively, related to its completed performance under the engineering services contract. During the six-month periods ended September 30, 2019 and 2018, the Company recognized revenue of $17,295,719 and $0, respectively, related to its completed performance under the Cup Agreement. During the three-months ended September 30, 2019 and 2018, the Company recognized revenue of $0 and $162,048, respectively, of consulting fees related to JSAT.

Revenue from Saleen S7

Prior to the May 31, 2019 purchase of the S7 Supercars assets, the Company recognized revenue for engineering and manufacturing services as these services were performed. Separately, upon the sale by S7 Supercars of an S7 to the end user, the Company recognized a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer has accepted the vehicle. Prior to May 31, 2019 and the purchase of the S7 Supercars assets, the Company recognized revenue from S7 Supercars of $410,535 during the first fiscal quarter ending June 30, 2019. See Note 7 for more details.

Revenue from Products

Revenue from sale of Signature Cars

The Company recognizes revenue from the sale of its Signature Cars when control is transferred which generally occurs upon shipment or delivery of the Signature Cars from its manufacturing facility to the destination specified by the customer. Signature Cars revenue represents the amount of consideration which the Company expects to be entitled in exchange for the delivery of the modified vehicle. The Company determines whether delivery has occurred based on when title transfers and the risks of ownership have transferred to the buyer, which usually occurs when the Company places the cars on the carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured and generally collects deposits before work is started and final payments are received prior to shipment. Except for warranties, the Company has no post-sales obligations nor does the Company accept returns. During the three-months ended September 30, 2019 and 2018, the Company recognized revenue of $1,388,018 and $645,986, respectively, from the sale of Signature cars. During the six-months ended September 30, 2019 and 2018, the Company recognized revenue of $1,872,123 and $1,164,673, respectively, from sale of Signature cars.

Revenue from Saleen S7 Product Sales

Subsequent to the S7 supercars asset purchase agreement, the Company records the sale of S7 cars upon shipment and delivery of the completed S7 car to the buyer. During the three-months ended September 30, 2019, the Company recognized revenue of $556,300, from the sale of S7 vehicle. During the six-months ended September 30, 2019, the Company recognized revenue of $764,433, from the sale of S7 vehicle.

Contract Liabilities

As of September 30, 2019 and March 31, 2019, the Company’s contract liabilities balances included advances received prior to revenue being recognized of $1,323,696 and $1,068,150, respectively related to the engineering services agreement for JSAT. For service contracts where the performance obligation is not completed, contract liabilities is recorded for any payments received in advance of the performance obligation being completed.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Tooling	$1,023,092	$937,554
Automobiles and trailers	223,030	167,063
Museum collection automobiles	422,466	-
Machinery and equipment	264,001	100,233
Furniture and fixtures	156,711	147,960
Computer equipment and software	90,729	89,246
Leasehold improvements	142,091	79,691
	2,322,120	1,521,747
Accumulated depreciation and amortization	(969,117)	(871,394)
Total Property and Equipment	$1,353,003	$650,353

Depreciation and amortization expense were $37,168 and $10,843 for the three-months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense were $97,724 and $38,530 for the six-month periods ended September 30, 2019 and 2018, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2019 and March 31, 2019:

		September 30, 2019	March 31, 2019
(1)	Settlement agreement for senior secured note	$-	$40,000
(2)	Unsecured note payable, interest at 5% per annum, due on demand	63,753	67,753
(3)	Unsecured note payable, interest at 10% per annum, due July 27, 2017, past due	-	83,980
(4)	Payment plan with credit card issuer	23,426	32,426
	Total notes payable	$87,179	$224,159

(1)	In December 2016, the Company entered into a settlement agreement with Citizens Business Bank for a $400,000 loan, was initially issued in 2009, and secured by all assets of the Company. On May 17, 2019, the balance of the loan was paid off.

(2)	In June 2016, the Company entered into an unsecured note payable with its landlord for past due rent of $389,922, covering the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. As of September 30, 2019, the landlord has waived interest charges and has not sent any request for interest to be paid on the debt.

(3)	The note bears interest at 10% per annum, and for the three-month period ended September 30, 2019, the lender waived interest charges. As of September 30, 2019, the Company has paid this balance in full.

(4)	Per a settlement reached with the credit card issuer, the Company makes monthly payments of $1,500 against prior balances due.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, PAST DUE

As of September 30, 2019 and March 31, 2019, the Company had one unsecured convertible note outstanding for $100,000. The note bears interest at 7% per annum, was due in March 2017 and is currently in default. The note is convertible into 166,667 shares of common stock.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Accrued expenses related to JSAT contracts	$2,215,608	$-
Deferred vendor consideration	-	$150,000
Other current payables	529,526	17,544
	$2,745,134	$167,544

NOTE 7 – RELATED PARTY TRANSACTIONS

Jeffrey Kraws, Top Hat Capital, and Crystal Research

As of September 30, 2019 and March 31, 2019, the Company owed Top Hat Capital and Crystal Research, whose co-founder and Managing Partner, Jeffrey Kraws, is a director of the Company, $61,672 for investment advisor and research services provided to the Company.

S7 Supercars, LLC

The Company served as the OEM for the Saleen S7, a limited production supercar. Prior to May 31, 2019, the S7 was produced under a joint venture with S7 Supercars, LLC, an entity that is controlled by affiliates of two of the Company’s principal shareholders. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. The agreement did not meet the scope for joint venture or equity method accounting under ASC 323-30-15, as neither party could make decisions for the other party and a formal entity was not created. The Company recognized revenue as these engineering and manufacturing services were performed. The cars produced under this agreement were owned by S7 Supercars until title passed to the ultimate buyer. Separately, upon the sale of the vehicle to the end users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer accepted the vehicle.

During the three and six month periods ended September 31, 2018, the Company recognized revenue from S7 Supercars of $379,969 and $288,597, respectively, for engineering and manufacturing services provided to S7 Supercars, LLC. Prior to May 31, 2019 and the purchase of the S7 Supercars assets, the Company recognized revenue from S7 Supercars of $410,535 during the first fiscal quarter ending June 30, 2019. As of September 30, 2019 and March 31, 2019, the Company had accounts receivable due from S7 Supercars of $0 and $133,742, respectively. As of September 30, 2019 and March 31, 2019, deposits of $0 and $100,000 from S7 Supercars were included in customer deposits, respectively.

On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, consisting of chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,482,304 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $682,304 owed to us by S7 Supercars. Based on management’s analysis, the S7 purchase did not meet the definition of a “business” under ASC 805-10-55, the entire purchase price of $1,482,304 was allocated to the intellectual property purchased, which is a reclassification of the prior fixed assets balance. In addition, the Company is required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. However, the Company does not intend to sell S7s to customers but instead will manufacture S7s for promotional purposes to build its brand. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder.

NOTE 8 – INCOME TAXES

For the three and six months-months ended September 30, 2019 and 2018, a reconciliation of the effective income tax rate to the U.S. statutory rate was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Tax expense at the U.S. statutory income tax	21%	21%	21%	21%
State tax net of federal tax benefit	7	7	7	7
Other	(1)	-	-	-
Increase (decrease) in the valuation allowance	-	(28)	-	(28)
Effective tax rate	27%	-%	28%	-%

In assessing the realizability of the net deferred tax assets, the Company considered all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets was dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. As of September 30, 2019 and March 31, 2019, the Company believed that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of September 30, 2019 and March 31, 2019.

As of September 30, 2019, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $19.2 million. The Company’s ability to realize tax benefit from the NOLs is subject to Internal Revenue Code Section 382 (“Section 382”), which generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. It was previously estimated that the Company could not use the NOLs. For the three and six month period ended September 30, 2019, the Company did not benefit from or use any NOLs. However, management will be undergoing a study in order to determine if the NOLs are usable for future use which could result in a change to the valuation allowance in future periods.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2014 are open to examination by Federal and state tax authorities.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In September 2018, the Company issued 666.66 units of Series B Preferred Stock and warrants for $600 per unit, for total cash proceeds of $400,000 to a related party. Each unit consisted of one share of Series B Preferred Stock that is convertible into 1,000 shares of the Company’s common stock, and a three-year warrant to purchase 500 shares of the Company’s common stock at an exercise price of $.70 per share. A total of 666.66 shares of Series B Preferred Stock convertible into 666,666 shares of common stock and warrants exercisable into 333,330 shares of common stock were issued. The warrants have a term of three years and vested immediately. The aggregate value of the warrants issued was $92,000 and were valued using the Black-Scholes-Merton option valuation model with the following assumptions: risk-free interest rate of 2.83%; dividend yield of 0%; and volatility of 100. The Company also determined that the Series B Preferred Stock contained a beneficial conversion feature of $92,000 which was recorded as a deemed dividend.

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

Issuance of Common Stock

During the three and six months ended September 30, 2019 and 2018, there were no shares of common stock issued.

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

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	2,602	$108	$—	6.50
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2018	2,602	108	—	6.50

Outstanding at April 1, 2019	2,602	108	—	5.50
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2019	2,602	$108	$—	5.0

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s Common Stock per share on September 30, 2019 and the exercise price of each option.

During the six-months ended September 30, 2019 and 2018, the Company recorded no stock-based compensation expense related to stock options.

Warrants

Warrant activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	1,333,333	$0.60	-	3.75
Granted	333,330	0.70		3.00
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2018	1,666,663	$0.62	-	3.25

Outstanding at April 1, 2019	1,666,663	$0.62	-	2.67
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2019	1,666,663	$0.62	-	2.17

In January 2018, warrants exercisable into 1,333,333 shares of common stock were issued by the Company in conjunction with the issuance of 1,333,333 shares of common stock. The warrants have a term of two years and an exercise price of $0.60 per share. In September 2018, warrants exercisable into 333,330 shares of common stock were issued by the Company in conjunction with the issuance of Series B Preferred Stock. The warrants have a term of three years and an exercise price of $.70 per share. The intrinsic value of the Company’s warrants was nil at September 30, 2019, March 31, 2019, and March 31, 2018.

NOTE 10 –ROYALTY REVENUE FROM INTELLECTUAL PROPERTY LICENSE

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facilities Leases

In January 2015, the Company entered into lease agreements for the lease of two buildings totaling approximately 76,000 square feet under non-cancellable operating leases (the “Leases”). The Leases were on a triple net basis and required aggregate monthly payments of approximately $45,000 with annual rent escalations as negotiated. The Leases covered the period from February 2015 through January 2018. In September 2017, the Company entered into amendments to the Leases to renew the lease terms for the period from February 1, 2018, through January 31, 2028 (the “New Leases”). The New Leases require monthly payments beginning at approximately $57,000 with annual rent escalations at a negotiated rate plus the usual additional triple net costs. The Company has also entered into a sublease agreement that requires monthly payments of $17,700 from the sub-lessee on a month-to-month basis which terminated in November 2018.

Since our leases do not provide an implicit rate of return, we used our incremental borrowing rate of 10% based on the information available at adoption date in determining the present value of lease payments.

The following table sets forth the recorded assets and liabilities related to the Company’s operating leases:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	-	4,059,492	4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Stockholders’ Equity (Deficit)
Accumulated deficit	$(36,489,917)	263,955	$(36,225,962)

	September 30, 2019	March 31, 2019
Right-of-use asset	$4,001,449	$-

Deferred rent liability – current	$-	$263,955
Operating lease liabilities	246,473	$-
Operating lease liabilities – non-current	3,755,622	-
Lease liabilities – total	$4,002,095	$263,955

The contractual future maturities of the Company’s operating lease liabilities are as follows:

Fiscal Year	Lease Commitment
2020	$428,153
2021	655,910
2022	675,587
2023	695,855
2024	716,731
Thereafter	2,943,233
Total lease payments	6,115,469
Less: Future interest expense	2,113,374
Total	$4,002,095

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

NOTE 12 – SEGMENT REPORTING

Our Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the Company, manages resource allocations, and measures performance among two operating and reportable segments: (i) products and (ii) services. The products segment includes our signature cars, sales of S7 supercars and merchandises. The services segment includes engineering, development, design, and consulting services for JSAT, S7, and other customers.

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by area:

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2019	2018	2019	2018
Revenue by service lines:
Services provided to JSAT	$9,859,690	$2,923,151	$20,486,518	$3,848,927
S7 agreement (related party)	-	238,985	410,535	330,084
Other	10,000	-	205,000	-
Services – total	9,869,690	3,162,136	21,102,053	4,179,011

Products
S7 Sales (non-related party)	556,300	-	764,433	-
Signature cars	1,388,018	645,986	1,872,123	1,164,673
Merchandise	11,631	12,311	15,613	36,953
Products – total	1,955,949	658,297	2,652,169	1,201,626

Royalties	32,656	-	39,623	4,043
Total revenue	$11,858,295	$3,820,433	$23,793,845	$5,384,680

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2019	2018	2019	2018
Gross profit
Services	$2,403,903	$2,217,804	$4,479,515	$2,739,393
Products	318,166	(84,531)	616,240	52,494
Total	$2,722,069	$2,133,273	$5,095,755	$2,791,887

NOTE 13 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Although the Company is not currently required to suspend all of its business under local or federal laws, the Company has allowed certain non-essential employees to work remotely. Nonetheless, the Company s faces certain risks caused by COVID-19, including, without limitation:

●	Interruptions of production due to supply chain disruptions;
●	Reduced customer demand due to the overall state of the economy; and
●	Delayed cash collections (most notably, from JSAT and automobile dealerships).

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

In April 2020, the Company received a loan in the amount of approximately $894,000 (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the U.S. Small Business Administration. The proceeds of the PPP Loan must be used for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020. At least 60% of the proceeds must be used for payroll costs and certain other expenses, and no more than 40% on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories will generally be fully forgiven by the lender if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that a majority of the PPP Loan proceeds will qualify for debt forgiveness; however, there can be no assurance that we will qualify for forgiveness from the Small Business Administration until it occurs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three and six-months ended September 30, 2019 and 2018. You should read this discussion together with the condensed consolidated financial statements, related notes and other financial information included in this Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to the risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2019 as filed on October 4, 2019. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

The Company provides engineering, development, and design consulting services on a project basis for automotive manufacturers worldwide. The Company’s engineering, development and design consulting service portfolio includes projects for major American automobile manufacturers and international start-up. The Company is also an OEM of high-performance vehicles that are built from the ground up. The Company also designs, develops, manufactures, and sells high-performance vehicles built from base chassis of major American automobile manufacturers. The Company currently has customers worldwide, including muscle and high-performance car enthusiasts, collectors, automotive dealers, exotic car retail dealers, television and motion picture productions, and consumers in the luxury supercar and motorsports markets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Our revenue, operating expenses, and net income from operations for the three-month period ended September 30, 2019, as compared to the three-month period ended September 30, 2018, were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018			Percentage Change
	$	% of Sales	$	% of Sales	Change	Inc. (Dec.)
Revenues
Services	9,869,690	83%	3,162,136	83%	6,707,554	212%
Products, net	1,955,949	16%	658,297	17%	1,297,652	197%
Royalties	32,656	0%	-	0%	32,656	100%
Total revenues, net	11,858,295	100%	3,820,433	100%	8,037,862	210%

Cost of revenues
Services	7,465,787	63%	944,332	25%	6,521,455	691%
Products	1,637,783	14%	742,828	19%	894,955	120%
Total cost of revenues	9,103,570	77%	1,687,160	44%	7,416,410	440%
Gross profit	2,754,725	23%	2,133,273	56%	621,452	29%

Operating expenses
Advertising, sales, and marketing	251,058	2%	167,805	4%	83,253	50%
General and administrative	1,276,530	11%	1,344,326	35%	(67,796)	-5%
Research and development	-	0%	16,964	0%	(16,964)	-100%
Depreciation and amortization	37,168	0%	10,843	0%	26,325	243%
Total operating expenses	1,564,756	13%	1,539,938	40%	24,818	2%
Income from operations	1,189,969	10%	593,335	16%	596,634	101%
Other expense
Interest and financing costs	101,011	1%	7,809	0%	93,202	1194%
Total other expense	101,011	1%	7,809	0%	93,202	1194%
Net income before income tax expense	1,088,958	9%	585,526	15%	503,432	86%
Income tax expense	297,903		-	0%	297,903	100%
Net income	791,055	7%	585,526	15%	205,529	35%

Net income attributable to common shareholders	791,055	7%	585,526	15%	205,529	35%

Revenue

Revenue, net increased by approximately $8,037,000 (210%) to approximately $11,858,000 for the three-months ended September 30, 2019, compared to approximately $3,820,000 for the three-months ended September 30, 2018. The majority of the increase in revenue was attributable to increased revenue from the Cup Vehicle Development and Production Agreement (“Cup Agreement”) with JSAT. Revenue from JSAT increased by $6,941,539 (237%) to $9,864,690 for the three-months ended September 30, 2019, compared to $2,9213,151 for the three-months ended September 30, 2018. The increase relates to the Cup Agreement. Revenue from the Cup Agreement was $7,456,024 and $0 for the three-months ended September 30, 2019 and September 30, 2018, respectively.

Revenue for products increased mainly due to increased revenue from our Signature Cars and S7. Revenue from Signature Cars increased by 732,989 (113%) to $1,383,018 for the three-month period ended September 30, 2019, compared to $650,029 for the three-month period ended September 30, 2018. Revenue from S7 increased by $556,300 (100%) to $556,300 for the three-month period ended September 30, 2019, compared to $0 for the three-month period ended September 30, 2018.

Cost of Revenue

Cost of revenue for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of revenue for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of revenue increased by approximately $7,416,410 (440%) to $9,103,570 for the three-month period ended September 30, 2019, compared to $1,687,160 for the three-month period ended September 30, 2018. The increase in the cost of revenue was primarily attributable to increased costs related to JSAT.

Gross Profit

Gross profit as a percentage of net revenue decreased by 33% to 23% for the three-month period ended September 30, 2019, compared to 56% for the three-month period ended September 30, 2018. The decrease in gross profit percentage related to the increased revenue from JSAT which had a lower gross profit percentage as to compared to our product revenue.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

Advertising, sales, and marketing expenses increased $83,253 (50%) to $251,058 during the three-month period ended September 30, 2019, compared to $167,805 during the three-month period ended September 30, 2018. The increase relates to new advertising efforts that were not in place in 2018 and increased sales salaries and marketing costs related to promotional events and car shows.

General and administrative expenses decreased $67,796 (5%) to $1,276,530 during the three-month period ended September 30, 2019, compared to $1,344,326 during the three-month period ended September 30, 2018. The decrease in general and administrative expenses was due primarily to decreased officer salaries, accounting, and legal fees during the quarter.

We had no research and development costs during the three-month period ended September 30, 2019, compared to $16,964 during the three-month period ended September 30, 2018.

Depreciation and amortization expense increased by $26,325 (243%) to $37,168 for the three-month period ended September 30, 2019, compared to $10,843 for the three-month period ended September 30, 2018.

Income from Operations

During the three-month period ended September 30, 2019, we generated income from operations of $1,189,969, compared to income from operations of $593,335 we generated during the three-month period ended September 30, 2018. Income from operations for the three-month period ended September 30, 2019, was due primarily to increased revenue and gross profit, offset in part by increased operating expenses.

Other Expense

Other expenses include interest and financing costs. Interest and financing costs increase $93,202 (1194%) to $101,011 during the three-month period ended September 30, 2019, compared to $7,809 during the three-month period ended September 30, 2018. The increase in interest and financing costs during the three-month period ended September 30, 2019, was due primarily to changes related to adoption of the new lease standard offset by an overall reduction in debt and two debtors that have waived interest.

Income Tax Expense

During the three-month period ended September 30, 2019, we reported income tax expense of $297,903. We had no income tax expense during the three-month period ended September 30, 2018.

Comparison of the Six Months Ended September 30, 2019 to the Six Months Ended September 30, 2018

Our revenue, operating expenses, and net income from operations for the six-months ended September 30, 2019, as compared to the six-months ended September 30, 2018, were as follows:

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018			Percentage Change
	$	% of Sales	$	% of Sales	Change	Inc. (Dec.)

Revenues
Services	21,102,053	89%	4,179,011	78%	16,923,042	405%
Products, net	2,652,169	11%	1,201,626	22%	1,450,543	121%
Royalties	39,623	0%	4,043	0%	35,580	880%
Total revenues, net	23,793,845	100%	5,384,680	100%	18,409,165	342%

Cost of revenues
Services	16,622,538	70%	1,439,618	27%	15,182,920	1055%
Products	2,035,929	9%	1,149,132	21%	886,797	77%
Total cost of revenues	18,658,467	78%	2,588,750	48%	16,069,717	621%
Gross profit	5,135,378	22%	2,795,930	52%	2,339,448	84%

Operating expenses
Advertising, sales, and marketing	682,488	3%	294,951	5%	387,537	131%
General and administrative	2,051,785	9%	2,294,811	43%	(243,026)	-11%
Research and development	-	-%	24,321	0%	(24,321)	-100%
Depreciation and amortization	97,724	0%	38,530	1%	59,194	154%
Total operating expenses	2,831,997	12%	2,652,613	49%	179,384	7%
Income from operations	2,303,381	10%	143,317	3%	2,160,064	1507%
Other expense
Interest and financing costs	102,109	0%	17,880	0%	84,229	471%
Total other expense	102,109	0%	17,880	0%	84,229	471%
Net income before income tax expense	2,201,272	9%	125,437	2%	2,075,835	1655%
Income tax expense	620,993	3%	-	-%	620,993	100%
Net income	1,580,279	7%	125,437	2%	1,454,842	1160%

Net income attributable to common shareholders	1,580,279	7%	33,437	1%	1,546,842	4626%

Revenue

Revenue, net increased by $16,923,042 (405%) to $21,102,053 for the six-months ended September 30, 2019, compared to $4,179,011 for the three-months ended September 30, 2018. The majority of the increase in revenue was attributable to increased revenue from JSAT under the Cup Agreement. Revenue from JSAT increased by $16,637,591 (432%) to $20,483,518 for the six-months ended September 30, 2019, compared to $3,848,927 for the six-months ended September 30, 2018. Revenue from the Cup Agreement was $17,295,719 and $0 for the three-months ended September 30, 2019 and September 30, 2018, respectively.

Revenue for products increased mainly due to increased revenue from our Signature Cars and S7. Revenue from Signature Cars increased by $703,407 (60%) to $1,872,123 for the six-months ended September 30, 2019, compared to $1,168,716 for the six-months ended September 30, 2018. Product revenue from S7 increased by $764,433 (100%) to $764,433 for the six-months ended September 30, 2019, compared to $0 for the six-months ended September 30, 2018.

Cost of Revenue

Cost of Revenue for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of revenue for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of revenue increased by approximately $16,069,717 (621%) to $18,658,467 for the six-months ended September 30, 2019, compared to $2,588,750 for the six-months ended September 30, 2018. The increase in the cost of revenue was primarily attributable to increased costs related to JSAT.

Gross Profit

Gross profit as a percentage of net revenue decreased by 30% to 43% for the six-months ended September 30, 2019, compared to 73% for the six-months ended September 30, 2018. The decrease in gross profit percentage related to the increased revenue to JSAT which had a lower gross profit percentage as to compared to our product revenue.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

Advertising, sales, and marketing expense increased $387,537 (131%) to $682,488 during the six-months ended September 30, 2019, compared to $294,951 during the six-months ended September 30, 2018. The increase relates to new advertising efforts that were not in place in 2018.

General and administrative expenses decreased $243,026 (11%) to $2,051,785 during the six-months ended September 30, 2019, compared to $2,294,811 during the six-months ended September 30, 2018. The decrease in general and administrative expenses was due primarily to decreased officer and general and administrative employee salaries and headcount and a decrease in accounting fees for the period.

We had no research and development costs during the six-months ended September 30, 2019, compared to $24,321 during the six-months ended September 30, 2018.

Depreciation and amortization expense increased by $59,194 (154%) to $97,724 for the six-months ended September 30, 2019, compared to $38,530 for the six-months ended September 30, 2018.

Income from Operations

During the six-months ended September 30, 2019, we generated income from operations of $2,303,381, compared to income from operations of $143,317 incurred during the six-months ended September 30, 2018. Income from operations for the six-months ended September 30, 2019, was due primarily to increased revenue and gross profit, offset in part by increased sales and marketing efforts.

Other Expense

Other expenses include interest and financing costs. Interest and financing costs increased $84,229 (471%) to $102,109 during the six-months ended September 30, 2019, compared to $17,880 during the six-months ended September 30, 2018. The increase in interest and financing costs during the six-months ended September 30, 2019, was due primarily to changes related to adoption of the new lease standard offset by an overall reduction in debt and two debtors that have waived interest.

Income Tax Expense

During the six-months ended September 30, 2019, we reported income tax expense of $620,993. We had no income tax expense during the six-months ended September 30, 2018.

Liquidity and Capital Resources

Our working capital deficiency as of September 30, 2019, and March 31, 2018, was as follows:

	As of	As of
	September 30, 2019	March 31, 2019

Current assets	$5,065,235	$3,619,119
Current liabilities	6,431,452	4,398,809
Net working capital deficiency	$(1,366,217)	$(779,690)

The following summarizes our cash flow activity for the six-months ended September 30, 2019, and 2018:

Cash Flows

	Six-Months	Six-Months
	Ended	Ended
	September 30, 2019	September 30, 2018

Net cash provided by (used in) Operating Activities	$3,654,921	$(308,786)
Net cash used in Investing Activities	(2,282,678)	(52,812)
Net cash (used in) provided by Financing Activities	(594,672)	47,044
Change in Cash during the period	777,571	(314,554)
Cash, Beginning of Period	3,374,234	523,120
Cash, End of Period	$4,151,805	$208,566

The Company has incurred significant net losses since inception. However, during the six-months ended September 30, 2019, the Company’s financial performance significantly improved, and we recorded net income of $1,878,181 and generated cash flows from operations of $3,197,229, primarily due to revenues from JSAT. Our ability to continue to generate net income and positive cash flows from operations is primarily dependent on our ability to continue to generate revenue from our contracts with JSAT and to generate revenue from the sale of our Signature Cars.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result in the delay in filing this Quarterly Report on 10-Q, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

Effective June 21, 2019, Amy Boylan resigned as the President and Chief Operating Officer of the Company.

Effective October 31, 2019, Lawrence Balingit was appointed the Chief Financial Officer and Chief Operating Officer of the Company. On March 6, 2020, Lawrence Balingit resigned as the Company’s Chief Financial Officer.

Effective April 30, 2020, Michael Roe was appointed the Chief Financial Officer of the Company.

Other than the items discussed above, during the three and six-months ended September 30, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective June 21, 2019, Amy Boylan resigned as the President and Chief Operating Officer of the Company.

Effective October 31, 2019, Lawrence Balingit was appointed the Chief Financial Officer and Chief Operating Officer of the Company. On March 6, 2020, Lawrence Balingit resigned as the Company’s Chief Financial Officer.

Effective April 30, 2020, Michael Roe was appointed the Chief Financial Officer of the Company.

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

Date: July 8, 2020

SALEEN AUTOMOTIVE, INC.

By:	/s/ Steve Saleen
Name:	Steve Saleen
Title:	Chief Executive and Chief Financial Officer

