Form 10-Q
period 2019-12-31
Saleen Automotive, Inc.
filed 2020-08-13
CIK 1528098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2019

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

The number of shares of registrant’s common stock outstanding as of August 1, 2020 was 24,536,963.

SALEEN AUTOMOTIVE, INC.

FORM 10-Q

2

Saleen Automotive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$692,513	$3,374,234
Accounts receivable, net	1,150,174	136,387
Inventory	171,402	108,498
Other current assets	10,973	-
Total Current Assets	2,025,062	3,619,119

Property and equipment, net	1,582,277	650,353
Intellectual property	1,482,304	-
Right-of-use assets	3,943,249	-
Security deposits	70,780	70,800
Total Long-term Assets	7,078,610	721,153
TOTAL ASSETS	$9,103,672	$4,340,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$871,973	$351,726
Accrued compensation	427,682	632,689
Customer deposits	304,974	511,081
Accrued liabilities	-	167,554
Due to related parties	61,672	519,364
Income taxes payable	1,225,146	503,000
Notes payable	79,679	224,159
Convertible note payable, past due	100,000	100,000
Accrued interest on notes payable	37,131	37,131
Contract liability	-	1,068,150
Deferred rent	-	263,955
Operating lease liabilities	246,473	-
Accrued warranties	20,000	20,000
Total Current Liabilities	3,374,730	4,398,809
Operating lease liabilities – non-current	3,696,776	-
Total Liabilities	7,071,506	4,398,809
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 667 Series B shares issued and outstanding as of December 31, 2019 and March 31, 2019	1	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 24,536,963 issued and outstanding as of December 31, 2019 and March 31, 2019	24,537	24,537
Additional paid-in capital	36,406,842	36,406,842
Accumulated deficit	(34,399,214)	(36,489,917)
Total Stockholders’ Equity (Deficit)	2,032,166	(58,537)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,103,672	$4,340,272

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues
Services	$2,887,827	$2,845,423	$23,989,880	$7,024,434
Products, net	558,024	607,045	3,210,193	1,808,671
Royalties	15,691	-	55,314	4,043
Total revenues, net	3,461,542	3,452,468	27,255,387	8,837,148

Costs of revenues
Services	982,740	-	17,605,278	1,439,618
Products	372,668	459,841	2,408,597	1,608,973
Total costs of revenues	1,355,408	459,841	20,013,875	3,048,591

Gross profit	2,106,134	2,992,627	7,241,512	5,788,557

Operating expenses
Advertising, sales and marketing	414,181	219,558	1,096,669	514,509
General and administrative	1,182,360	875,376	3,234,145	3,170,187
Research and development	7,000	279	7,000	24,600
Depreciation and amortization	60,407	23,646	158,131	62,176
Total operating expenses	1,663,948	1,118,859	4,495,945	3,771,472

Income from operations	442,186	1,873,768	2,745,567	2,017,085

Other expense
Interest expense	99,565	8,211	201,674	26,091
Total other expense	99,565	8,211	201,674	26,091

Net income before income tax expense	342,621	1,865,557	2,543,893	1,990,994
Income tax expense	96,152	-	717,145	-
Net income	$246,469	$1,865,557	$1,826,748	$1,990,994
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	-	-	-	92,000
Net income attributable to common stockholders	$246,469	$1,865,557	$1,826,748	$1,898,994

Net income per share attributable to common stockholders:
Basic	$0.01	$0.08	$0.07	$0.08
Diluted	$0.01	$0.07	$0.07	$0.07
Shares used in computing net income per share attributable to common stockholders:
Basic	24,536,963	24,536,963	24,536,963	24,536,963
Diluted	27,036,953	27,036,953	27,036,953	27,036,953

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Nine Months Ended December 31, 2019

					Additional
	Preferred Shares		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(36,489,917)	$(58,537)

Cumulative-effect of change in accounting policy (ASC 842)	-	-	-	-	-	263,955	263,955

Net income	-	-	-	-	-	789,224	789,224

Balance at June 30, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(35,436,738)	$994,642

Net income	-	-	-	-	-	791,055	791,055

Balance at September 30, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(34,645,683)	$1,785,697

Net income	-	-	-	-	-	246,469	246,469

Balance at December 31, 2019	667	$1	24,536,963	$24,537	$36,406,842	$(34,399,214)	$2,032,166

Saleen Automotive, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Nine Months Ended December 31, 2018

					Additional
	Preferred Shares		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2018	-	$-	24,536,963	$24,537	$36,006,843	$(39,001,178)	$(2,969,798)

Net income	-	-	-	-	-	(460,089)	(460,089)

Balance at June 30, 2018	-	$-	24,536,963	$24,537	$36,006,843	$(39,461,267)	$(3,429,887)

Cash proceeds from sales of Series B Preferred Stock and warrants in private placement to related party	667	1	-	-	399,999	-	400,000
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	92,000	-	92,000
Deemed dividend on beneficial conversion feature of Series B Preferred Stock	-	-	-	-	(92,000)	-	(92,000)
Net income	-	-	-	-	-	585,526	585,526

Balance at September 30, 2018	667	$1	24,536,963	$24,537	$36,406,842	$(38,875,741)	$(2,444,361)

Net income	-	-	-	-	-	1,865,557	1,865,557

Balance at December 31, 2018	667	$1	24,536,963	$24,537	$36,406,842	$(37,010,184)	$(578,804)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,826,748	$1,990,994
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Depreciation and amortization of property and equipment	158,131	62,176
Income tax expense	717,145	-
Operating lease payments	(116,243)	-
Amortizaiton of right of use assets	116,243	-
Changes in Assets and Liabilities
Accounts receivable	(1,013,787)	(1,610,330)
Inventory	(62,904)	(28,531)
Other current assets	(10,973)	14,600
Accounts payable	525,268	(834,072)
Accrued compensation	(205,007)	(159,495)
Customer deposits	(206,107)	(77,160)
Accrued liabilities	(167,554)	(47,432)
Accrued interest on notes payable		(19,036)
Contract liability	(1,068,150)	509,763
Net cash provided by (used in) operating activities	492,810	(198,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of S7 Supercars assets	(1,482,304)	-
Purchase of property and equipment	(1,090,055)	(143,630)
Net cash (used in) investing activities	(2,572,359)	(143,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Series B Preferred Stock and warrants in private placement to related party	-	400,000
Due to related parties, net	(457,692)	(67,560)
Repayment of notes payable	(144,480)	(293,500)
Net cash (used in) provided by financing activities	$(602,172)	$38,940

Net change in cash	(2,681,721)	(303,213)

Cash at beginning of the period	3,374,234	523,120

Cash at end of the period	$692,513	$219,907

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$42,497

Fair value of beneficial conversion feature of Series B Preferred Stock	$-	$92,000

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Saleen Automotive Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of December 31, 2019 and for the three-months and nine-months ended December 31, 2019 and 2018, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Saleen Automotive, Inc. (the “Company”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-months and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020, or for any other interim period during such year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on October 4, 2019.

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

Saleen OEM

The Company manufacturers the Saleen S7 supercar (“S7”), a limited production supercar with a 1,500-horsepower engine, in the Company’s production facility in Corona, California. The S7 was previously produced under a joint venture agreement with S7 Supercars, LLC (“S7 Supercars”), a related party owned by a significant shareholder, which owned the “S7” name and related intellectual property and assets. Under the agreement, S7 Supercars provided the chassis and all other costs to build the vehicle, and the Company was entitled to a fee for engineering and manufacturing services, plus an additional markup for these services. Separately, upon the sale of the vehicle to the end-users, the Company became entitled to a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars. On May 31, 2019, the Company entered into an asset purchase agreement with S7 Supercars, LLC pursuant to which S7 Supercars sold all of its assets, chassis and other automotive parts relating to the manufacture of the S7 supercar, and related intellectual property, to the Company for an initial purchase price of $1,165,000 comprised of a cash payment of $800,000, and the elimination of an accounts receivable balance of $682,304 owed to us by S7 Supercars, for a final purchase price to $1,482,304. Given that the purchase assets did not qualify as a business under the definition of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805 Business Combinations, the Company recognized this transaction as the purchase of an intangible asset consisting of the “S7” tradename. In the first fiscal quarter, the Company had classified the purchased assets as fixed assets and subsequently reclassified these assets as an intangible asset on the accompanying condensed consolidated balance sheet. In addition, the Company is required to pay S7 Supercars, LLC up to four additional payments of $50,000 each, upon sales by the Company of S7 supercars within the two-year period following the closing, subject to the conditions provided for in the purchase agreement. Currently, none of the additional payments have been accrued as of December 31, 2019. Pursuant to the purchase agreement, the joint venture agreement between the Company and S7 Supercars was terminated, except for indemnification obligations of the Company thereunder. However, the Company does not intend to sell S7s to customers but instead will manufacture S7s for promotional purposes to build its brand. See Note X for more details.

The Company has been working on the development of a new high-performance sports car, the Saleen 1 (or “S1”), under an engineering development and design contract with Jiangsu Saleen Automotive Technology Co. (“JSAT”), an unaffiliated corporation located in China which holds the intellectual property rights related to the S1 developed under the agreement and licenses the Saleen name from Saleen Motors International, an un-related third-party.

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

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Saleen Signature Cars, a California corporation, and Saleen Sales Corporation, a California corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, inventory obsolescence, valuation of intangible assets, warranty reserves, and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

The Company’s revenue consists of primarily from the sale of its services provided under its engineering and design, and development consulting services contracts to one customer and sales of signature Cars. See Note 2 for further discussion of Revenues.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2019, and March 31, 2019, the Company did not have cash equivalents. From time to time, including as of December 31, 2019 and March 31, 2019, the Company’s cash account balances exceed the balances as covered by federally insured limits. The Company uses high quality financial institutions and believes the risk of loss due to exceeding federally insured limits to be low.

Accounts Receivable, net

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

The Company recognizes an allowance for doubtful accounts when evidence suggests that accounts receivables are overstated due to lack of collectability. For the most part, the Company generally requires advance payments for its Signature Cars and credit card payments for parts and merchandise. As of December 31, 2019, and March 31, 2019, the Company deemed an allowance for doubtful accounts was not required against its receivables.

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

	December 31, 2019	March 31, 2019

Automobile parts	$120,719	$108,498
Work-in-progress	42,784	-
Saleen branded merchandise inventory	7,899	-
Total inventory	$171,402	$108,498

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record any impairment losses for either the three or nine months ended December 31, 2019 and December 31, 2018.

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

Customer Deposits

Sales orders received from customers of Signature Cars generally require customers to make deposits at the time of signing the related sales order. The Company receives either partial or full deposits related to Signature Car sales orders in advance of shipment and is generally paid in full prior to the shipment of the finished Signature Cars. Customer deposits as of December 31, 2019 and March 31, 2019 comprised of funds received in advance of shipment and amounted to $304,974 and $511,081, respectively, which will be recorded as revenue upon shipment of finished Signature Cars and satisfaction of the revenue recognition requirements discussed above.

Warranty Policy

The Company provides a three-year or 36,000 miles New Vehicle Limited Warranty for its Signature Cars. The vehicle limited warranty applies to installed parts and/or assemblies in new Saleen high performance cars. Unaltered parts are covered under the original full warranty of the OEM manufacturer of the base vehicles.

Advertising, Sales and Marketing Costs

Advertising, sales, and marketing costs are expensed as incurred and are included in sales and marketing expenses on the accompanying condensed consolidated statement of operations. During the three-months ended December 31, 2019 and 2018, advertising, sales and marketing expenses were $414,181 and $219,558, respectively. During the nine-months ended December 31, 2019 and 2018, advertising, sales and marketing expenses were $1,096,669 and $514,509, respectively.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and customer deposits. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The carrying values of notes payable approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

The following table sets forth the computation of basic and diluted net income per common share for the three-months and nine months ended:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Numerator:
Net income attributable to common stockholders	$246,469	$1,865,557	$1,826,748	$1,898,994

Denominator:
Weighted average number of shares outstanding, basic	24,536,963	24,536,963	24,536,963	24,536,963
Adjustment for dilutive effects of warrants	1,666,663	1,666,663	1,666,663	1,666,663
Adjustment for Series B convertible preferred shares	666,660	666,660	666,660	666,660
Adjustment for dilutive effects of convertible note payable	166,667	166,667	166,667	166,667
Weighted average number of common shares outstanding, fully diluted	27,036,953	27,036,953	27,036,953	27,036,953

Net income (loss) per common share, basic	$0.01	$0.08	$0.07	$0.08
Net income (loss) per common share, fully diluted	$0.01	$0.07	$0.07	$0.07

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Outstanding options to purchase common stock	2,602	2,602	2,602	2,602
Total	2,602	2,602	2,602	2,602

Significant Concentrations

Sales to China-based customer, Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”, see Note 2) comprised 76% and 80% of revenues for the three-months ended December 31, 2019 and 2018, respectively. Sales to China-based customer, JSAT comprised 85% and 75% of revenues for the nine-months ended December 31, 2019 and 2018, respectively.

Two customer comprised 100% (72% and 28%) of accounts receivable as of December 31, 2019. One customer, a related party, comprised 98% of accounts receivable as of March 31, 2019.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are on our condensed consolidated balance sheet as of December 31, 2019.

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	$-	$4,059,492	$4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Equity
Accumulated deficit	$(36,489,917)	$263,955	$(36,225,962)

See Note 8 for details regarding the Company’s operating leases.

Recent accounting pronouncements are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements. During the three-months ended December 31, 2019, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from the following sources:

Revenue from services

The Company recognizes revenue from its engineering and design contracts and consulting services contracts as the services are provided over time. Contract liabilities are recorded for any payments received for services yet to be completed or for amounts billed to customers for which collectability is not reasonably assured. Under the terms of its engineering design and development contract, costs are invoiced as incurred plus a markup.

Revenue from Saleen S1

The Company provides engineering, design, and development services to Jiangsu Saleen Automotive Technology Co., Ltd (“JSAT”) an unaffiliated corporation located in China, under a consulting agreement entered in September 2016, and an engineering services contract entered into in April 2018. Under the engineering services contract, the Company agreed to provide engineering, design, and development services for the S1 and an SUV to be distributed in the United States and China. The Company entered two addendums on the engineering services contract, one dated September 29, 2018 (the “September Addendum”) and the other dated December 20, 2018 (the “December Addendum”). Management evaluates contract modifications based on the terms of the modification and determined the appropriate accounting under ASC 606 which results in one of three outcomes: 1) a modification of the original contract with cumulative catch-up adjustment; 2) a modification of the original contract with the change being accounted for prospectively; or 3) a separate and new contract. The September Addendum increased the scope of the contract, price and added distinct deliverables and performance obligations. Based on the terms of September Addendum, management has determined to account for this contract as a separate and distinct contract. The December Addendum increased the price but did not add any distinct deliverables, and thus based on management’s evaluation has been accounted for as a modification of the original contract with the change being accounted for prospectively. The Company is currently in discussions and negotiations with the customer to determine if the Company is to complete the engineering, designing and developing of the S1 in the calendar year 2020. Under the terms of the engineering services contract, as amended, the total contract amount is approximately $31,605,000. An early termination fee based on a percentage of the remaining unbilled contract amount will apply in the event the contract is cancelled or in default by JSAT.

The Company also entered a Saleen S1 Cup Vehicle Development and Production Agreement (“Cup Agreement”) with JSAT in November 2018, as amended in May 2019. Based on management’s evaluation of the amendment, the amendment clarified the terms of the original Cup Agreement and was accounted for as a modification of the original contract. Under the Cup Agreement, the Company agreed to provide engineering, design, and development services for the Saleen S1 racing vehicle, including prototype development and assembly of racing vehicles to be used in the S1 Cup Racing Series in the United States and China. The Cup Agreement provides for aggregate revenues to the Company of approximately $15,631,000.

In addition to these two agreements, the Company provides ad hoc consulting related to JSAT. Furthermore, for logistical expediency, JSAT sometimes requests that the Company pay for some of JSAT’s expenses, and subsequently JSAT reimburses the Company. These reimbursement of expenses to the Company have no mark-up and totaled $781,909 and $0 for the three-months ended December 31, 2019 and 2018, respectively, and $5,091,412 and $0 for the nine-months ended December 31, 2019 and 2018, respectively.

During the three-months ended December 31, 2019 and 2018, the Company recognized revenue of $2,845,205 and $2,819,148, respectively, related to its completed performance under the engineering services contract. During the three-months ended December 31, 2019 and 2018, the Company recognized revenue of $0 and $0, respectively, related to its completed performance under the Cup Agreement. During the three-months ended December 31, 2019 and 2018, the Company recognized revenue of $0 and $162,048, respectively, of consulting fees related to JSAT.

During the nine-months ended December 31, 2019 and 2018, the Company recognized revenue of $7,487,590 and $6,668,075, respectively, related to its completed performance under the engineering services contract. During the nine-month periods ended December 31, 2019 and 2018, the Company recognized revenue of $15,631,000 and $0, respectively, related to its completed performance under the Cup Agreement. During the nine-months ended December 31, 2019 and 2018, the Company recognized revenue of $0 and $162,048, respectively, of consulting fees related to JSAT.

Revenue from Saleen S7

Prior to the May 31, 2019 purchase of the S7 Supercars assets, the Company recognized revenue for engineering and manufacturing services as these services were performed. Separately, upon the sale by S7 Supercars of an S7 to the end user, the Company recognized a fee of approximately 33% of the net profit from the sale of the vehicle by S7 Supercars when such sale was completed, the title transferred to the buyer, and the buyer has accepted the vehicle. Prior to May 31, 2019 and the purchase of the S7 Supercars assets, the Company recognized revenue from S7 Supercars of $410,535 during the first fiscal quarter ending June 30, 2019. See Note 6 for more details.

Revenue from Products

Revenue from sale of Signature Cars

The Company recognizes revenue from the sale of its Signature Cars when control is transferred which generally occurs upon shipment or delivery of the Signature Cars from its manufacturing facility to the destination specified by the customer. Signature Cars revenue represents the amount of consideration which the Company expects to be entitled in exchange for the delivery of the modified vehicle. The Company determines whether delivery has occurred based on when title transfers and the risks of ownership have transferred to the buyer, which usually occurs when the Company places the cars on the carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured and generally collects deposits before work is started and final payments are received prior to shipment. Except for warranties, the Company has no post-sales obligations nor does the Company accept returns. During the three-months ended December 31, 2019 and 2018, the Company recognized revenue of $450,774 and $593,803, respectively, from the sale of Signature cars. During the nine-months ended December 31, 2019 and 2018, the Company recognized revenue of $2,329,191 and $1,771,718, respectively, from sale of signature cars.

Revenue from Saleen S7 Product Sales

Subsequent to the S7 supercars asset purchase agreement, the Company records the sale of S7 cars upon shipment and delivery of the completed S7 car to the buyer. During the three-months ended December 31, 2019, the Company recognized revenue of $105,844, from the sale of S7 vehicle. During the nine-months ended December 31, 2019, the Company recognized revenue of $870,278, from the sale of S7 vehicle.

Contract Liabilities

As of December 31, 2019, and March 31, 2019, the Company’s contract liabilities balances included advances received prior to revenue being recognized of $0 and $1,068,150, respectively related to the engineering services agreement for JSAT. For service contracts where the performance obligation is not completed, contract liabilities is recorded for any payments received in advance of the performance obligation being completed.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Tooling	$1,104,881	$937,554
Automobiles and trailers	424,348	167,063
Museum collection automobiles	428,526	-
Machinery and equipment	264,348	100,233
Furniture and fixtures	156,711	147,960
Computer equipment and software	90,729	89,246
Leasehold improvements	142,091	79,691
	2,611,634	1,521,747
Accumulated depreciation and amortization	(1,029,357)	(871,394)
Total Property and Equipment	$1,582,277	$650,353

Depreciation and amortization expense were $60,407 and $23,646 for the three-months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense were $158,131 and $62,176 for the nine-month periods ended December 31, 2019 and 2018, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2019 and March 31, 2019:

		December 31, 2019	March 31, 2019
(1)	Settlement agreement for senior secured note	$-	$40,000
(2)	Unsecured note payable, interest at 5% per annum, due on demand	60,753	67,753
(3)	Unsecured note payable, interest at 10% per annum, due July 27, 2017, past due	-	83,980
(4)	Payment plan with credit card issuer	18,926	32,426
	Total notes payable	$79,679	$224,159

(1)	In December 2016, the Company entered into a settlement agreement with Citizens Business Bank for a $400,000 loan, was initially issued in 2009, and secured by all assets of the Company. On May 17, 2019, the balance of the loan was paid off.

(2)	In June 2016, the Company entered into an unsecured note payable with its landlord for past due rent of $389,922, covering the period from September 2013 to June 2016. The note bears interest at 5% per annum and is due on demand. As of December 31, 2019, the landlord has waived interest charges and has not sent any request for interest to be paid on the debt.

(3)	The note bears interest at 10% per annum, and for the three-month period ended December 31, 2019, the lender waived interest charges. As of December 31, 2019, the Company has paid this balance in full.

(4)	Per a settlement reached with the credit card issuer, the Company makes monthly payments of $1,500 against prior balances due.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, PAST DUE

As of December 31, 2019, and March 31, 2019, the Company had one unsecured convertible note outstanding for $100,000. The note bears interest at 7% per annum, was due in March 2017 and is currently in default. The note is convertible into 166,667 shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Jeffrey Kraws, Top Hat Capital, and Crystal Research

As of December 31, 2019, and March 31, 2019, the Company owed Top Hat Capital and Crystal Research, whose co-founder and Managing Partner, Jeffrey Kraws, is a director of the Company, $61,672 for investment advisor and research services provided to the Company.

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

During the three and nine-month periods ended December 31, 2018, the Company recognized revenue from S7 Supercars of $105,844 and $870,278, respectively, for product sales of S7 Supercars. Prior to May 31, 2019 and the purchase of the S7 Supercars assets, the Company recognized revenue from S7 Supercars of $410,535 during the first fiscal quarter ending June 30, 2019. As of December 31, 2019, and March 31, 2019, the Company had accounts receivable due from S7 Supercars of $0 and $133,742, respectively. As of December 31, 2019, and March 31, 2019, deposits of $0 and $100,000 from S7 Supercars were included in customer deposits, respectively.

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

NOTE 7 – INCOME TAXES

For the three and nine-months ended December 31, 2019 and 2018, a reconciliation of the effective income tax rate to the U.S. statutory rate was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Tax expense at the U.S. statutory income tax	21%	21%	21%	21%
State tax net of federal tax benefit	7	7	7	7
Other	-	-	-	-
Increase in the valuation allowance	-	(28)	-	(28)
Effective tax rate	28%	-%	28%	-%

In assessing the realizability of the net deferred tax assets, the Company considered all relevant positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of March 31, 2019 the Company recorded a full valuation allowance on the net deferred tax assets, which was primarily the result of net operating losses incurred. For the period ended December 31, 2019, the Company has maintained the valuation allowance on the net operating losses as discussed below. No further valuation allowance has been provided in the period ended December 31, 2019 as the company is projecting taxable income for the year.

As of December 31, 2019, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $19.2 million. The Company’s ability to realize tax benefit from the NOLs is subject to Internal Revenue Code Section 382 (“Section 382”), which generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. It was previously estimated that the Company could not use the NOLs. For the three and nine month period ended December 31, 2019, the Company did not benefit from or use any NOLs. However, management will be undergoing a study in order to determine if the NOLs are usable for future use which could result in a change to the valuation allowance in future periods.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2014 are open to examination by Federal and state tax authorities.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Issuance of Common Stock

During the three and Nine Months ended December 31, 2019 and 2018, there were no shares of common stock issued.

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

Stock option activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	2,602	$108	$—	6.50
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	2,602	$108	$—	5.75

Outstanding at April 1, 2019	2,602	$108	$—	5.50
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2019	2,602	$108	$—	4.75

The aggregate intrinsic value shown in the table above represents the difference between the fair market value of the Company’s Common Stock per share on December 31, 2019 and the exercise price of each option.

During the nine-months ended December 31, 2019 and 2018, the Company recorded no stock-based compensation expense related to stock options.

Warrants

Warrant activity is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share	Average Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	1,333,333	$0.60	$-	3.75
Granted	333,330	0.70		3.00
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2018	1,666,663	$0.62	$-	2.75

Outstanding at April 1, 2019	1,666,663	$0.62	$-	2.67
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2019	1,666,663	$0.62	$-	1.90

In January 2018, warrants exercisable into 1,333,333 shares of common stock were issued by the Company in conjunction with the issuance of 1,333,333 shares of common stock. The warrants have a term of two years and an exercise price of $0.60 per share. In September 2018, warrants exercisable into 333,330 shares of common stock were issued by the Company in conjunction with the issuance of Series B Preferred Stock. The warrants have a term of three years and an exercise price of $0.70 per share. The intrinsic value of the Company’s warrants was nil at December 31, 2019, March 31, 2019, and March 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The following table sets forth the recorded assets and liabilities related to the Company’s operating leases:

	Balances at March 31, 2019	Adjustments from Adoption of New Lease Standard	Balances at April 1, 2019
Assets
Right-of-use assets	-	4,059,492	4,059,492
Liabilities
Deferred rent liability	263,955	(263,955)	-
Operating lease liability – current	-	246,473	246,473
Operating lease liability – non-current	-	3,813,019	3,813,019
Stockholders’ Equity (Deficit)
Accumulated deficit	$(36,489,917)	263,955	$(36,225,962)

	December 31, 2019	March 31, 2019
Right-of-use asset	$3,943,249	$-

Deferred rent liability – current	$-	$263,955
Operating lease liabilities	246,473	$-
Operating lease liabilities – non-current	3,696,776	-
Lease liabilities – total	$3,943,249	$263,955

The contractual future maturities of the Company’s operating lease liabilities are as follows:

Lease
Fiscal Year	Commitment
2020	$161,578
2021	655,910
2022	675,587
2023	695,855
2024	716,731
Thereafter	2,950,697
Total lease payments	5,856,358
Less: Future interest expense	1,913,109
Total	$3,943,249

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

NOTE 10 – SEGMENT REPORTING

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

The following table provides information about disaggregated revenue based on revenue by service lines and revenue by area:

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2019	2018	2019	2018
Revenue by service lines:
Services provided to JSAT	$2,842,827	$2,819,148	$23,334,345	$6,668,075
S7 agreement (related party)	-	26,275	410,535	356,359
Other	45,000	-	245,000	-
Services – total	2,887,827	2,845,423	23,989,880	7,024,434

Products
S7 Sales (non-related party)	105,844	-	870,278	-
Signature cars	450,774	593,803	2,329,191	1,771,718
Merchandise	1,406	13,242	10,724	36,953
Products – total	558,024	607,045	3,210,193	1,808,671

Royalties	15,691	-	55,314	4,043
Total revenue	$3,461,542	$3,452,468	$27,255,387	$8,837,148

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2019	2018	2019	2018
Gross profit
Services	$1,905,087	$2,845,423	$6,384,602	$5,584,816
Products	185,356	147,204	801,596	199,698
Royalties	15,691	-	55,314	4,043
Total	$2,106,134	$2,992,627	$7,241,512	$5,788,557

NOTE 11 – SUBSEQUENT EVENTS

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

Since April 2020, the Company has been in negotiations with JSAT regarding their outstanding receivable balances and the current balance on engineering contract and addendums with them. Since April, the Company has been unable to come to any resolution regarding balances outstanding and whether the Company will continue to progress on the engineering contract. The Company is currently evaluating alternatives including filing a lawsuit, but the Company’s management continues to engage in negotiations with JSAT and is hoping to come to a resolution regarding this matter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three and nine-months ended December 31, 2019 and 2018. You should read this discussion together with the condensed consolidated financial statements, related notes and other financial information included in this Form 10-Q. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements regarding the use of working capital, anticipated growth strategies and the development of and applications for new technology; factors that may affect our operating results; statements concerning our customers and expansion of our customer base; statements concerning new products; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” or “plan,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to the risks as set forth under “Part I, Item 1A – Risk Factors” which are included in our Report on Form 10-K for the year ended March 31, 2019 as filed on October 4, 2019. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2019 to the Three Months Ended December 31, 2018

Our revenue, operating expenses, and net income from operations for the three-month period ended December 31, 2019, as compared to the three-month period ended December 31, 2018, were as follows:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018			Percentage Change
	$	% of Sales	$	% of Sales	Change	Inc. (Dec.)
Revenues
Services	2,887,827	83%	2,845,423	82%	42,404	1%
Products, net	558,024	16%	607,045	18%	(49,021)	-8%
Royalties	15,691	0%	-	0%	15,691	100%
Total revenues, net	3,461,542	100%	3,452,468	100%	9,074	0%

Cost of revenues
Services	982,740	28%	-	0%	982,740	100%
Products	372,668	11%	459,841	13%	(87,173)	-19%
Total cost of revenues	1,355,408	39%	459,841	13%	895,567	195%
Gross profit	2,106,134	61%	2,992,627	87%	(886,493)	-30%

Operating expenses
Advertising, sales and marketing	414,181	12%	219,558	6%	194,623	89%
General and administrative	1,182,360	34%	875,376	25%	306,984	35%
Research and development	7,000	0%	279	0%	6,721	2409%
Depreciation and amortization	60,407	2%	23,646	1%	36,761	155%
Total operating expenses	1,663,948	48%	1,118,859	32%	545,089	49%
Income from operations	442,186	13%	1,873,768	54%	(1,431,582)	-76%
Other expense
Interest and financing costs	99,565	3%	8,211	0%	91,354	1113%
Total other expense	99,565	3%	8,211	0%	91,354	1113%
Net income before income tax expense	342,621	10%	1,865,557	54%	(1,522,936)	-82%
Income tax expense	96,152	3%	-	0%	96,152	100%
Net income	246,469	7%	1,865,557	54%	(1,619,088)	-87%

Net income attributable to common shareholders	246,469	7%	1,865,557	54%	(1,619,088)	-87%

Revenue

Revenue, net increased by approximately $42,404 (1%) to approximately $2,887,827 for the three-months ended December 31, 2019, compared to approximately $2,845,423 for the three-months ended December 31, 2018. The majority of the decrease in revenue was attributable to management’s reevaluation of JSAT delay in payment timing and the fact that management no longer deems the JSAT engineering contracts to meet the step one definition of contract for revenue recognition. Revenue from JSAT increased by $23,679 (1%) to $2,842,827 for the three-months ended December 31, 2019, compared to $2,819,148 for the three-months ended December 31, 2018.

Revenue for products decreased mainly due to decreased product revenue from our Signature Cars and S7. Revenue from Signature Cars decreased by 143,029 (24%) to $450,774 for the three-month period ended December 31, 2019, compared to $593,803 for the three-month period ended December 31, 2018. Revenue from S7 increased by $105,844 (100%) to $105,844 for the three-month period ended December 31, 2019, compared to $0 for the three-month period ended December 31, 2018.

Cost of Revenue

Cost of revenue for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of revenue for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and contract administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of revenue increased by $895,567 (195%) to $1,355,408 for the three-month period ended December 31, 2019, compared to $459,842 for the three-month period ended December 31, 2018. The increase in the cost of revenue was primarily attributable to increased costs related to JSAT of $982,740 offset by a decrease in costs of $87,173 for products.

Gross Profit

Gross profit as a percentage of net revenue decreased by 30% to 61% for the three-month period ended December 31, 2019, compared to 87% for the three-month period ended December 31, 2018. The decrease in gross profit percentage related to the increased revenue from JSAT which had a lower gross profit percentage as to compared to our product revenue.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

Advertising, sales, and marketing expenses increased $194,623 (89%) to $414,181 during the three-month period ended December 31, 2019, compared to $219,558 during the three-month period ended December 31, 2018. The increase relates to new advertising efforts that were not in place in 2018 and increased sales salaries and marketing costs related to promotional events and car shows.

General and administrative expenses increased $306,984 (35%) to $1,182,360 during the three-month period ended December 31, 2019, compared to $875,376 during the three-month period ended December 31, 2018. The increase in general and administrative expenses was due primarily to increased administrative personnel, accounting, and legal fees during the quarter.

We had $7,000 of research and development costs during the three-month period ended December 31, 2019, compared to $279 during the three-month period ended December 31, 2018.

Depreciation and amortization expense increased by $36,761 (155%) to $60,407 for the three-month period ended December 31, 2019, compared to $23,646 for the three-month period ended December 31, 2018.

Income from Operations

During the three-month period ended December 31, 2019, we generated income from operations of $442,186, compared to income from operations of $1,873,768 we generated during the three-month period ended December 31, 2018. Income from operations for the three-month period ended December 31, 2019, was due primarily to increased revenue and gross profit, offset in part by increased operating expenses.

Other Expense

Other expenses include interest and financing costs. Interest and financing costs increase $91,354 (1113%) to $99,565 during the three-month period ended December 31, 2019, compared to $8,211 during the three-month period ended December 31, 2018. The increase in interest and financing costs during the three-month period ended December 31, 2019, was due primarily to changes related to adoption of the new lease standard offset by an overall reduction in debt and two debtors that have waived interest.

Income Tax Expense

During the three-month period ended December 31, 2019, we reported income tax expense of $96,152. We had no income tax expense during the three-month period ended December 31, 2018.

Comparison of the Nine Months Ended December 31, 2019 to the Nine Months Ended December 31, 2018

Our revenue, operating expenses, and net income from operations for the nine-months ended December 31, 2019, as compared to the nine-months ended December 31, 2018, were as follows:

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018			Percentage Change
	$	% of Sales	$	% of Sales	Change	Inc. (Dec.)

Revenues
Services	23,989,880	88%	7,024,434	79%	16,965,446	242%
Products, net	3,210,193	12%	1,808,671	20%	1,401,522	77%
Royalties	55,314	0%	4,043	0%	51,271	1268%
Total revenues, net	27,255,387	100%	8,837,148	100%	18,418,239	208%

Cost of revenues	-		-
Services	17,605,278	65%	1,439,618	16%	16,165,660	1123%
Products	2,408,597	9%	1,608,973	18%	799,624	50%
Total cost of revenues	20,013,875	73%	3,048,591	34%	16,965,284	556%
Gross profit	7,241,512	27%	5,788,557	66%	1,452,955	25%

Operating expenses	-
Advertising, sales and marketing	1,096,669	4%	514,509	6%	582,160	113%
General and administrative	3,234,145	12%	3,170,187	36%	63,958	2%
Research and development	7,000	0%	24,600	0%	(17,600)	-72%
Depreciation and amortization	158,131	1%	62,176	1%	95,955	154%
Total operating expenses	4,495,945	16%	3,771,472	43%	724,473	19%
Income from operations	2,745,567	10%	2,017,085	23%	728,482	36%
Other expense
Interest and financing costs	201,674	1%	26,091	0%	175,583	673%
Total other expense	201,674	1%	26,091	0%	175,583	673%
Net income before income tax expense	2,543,893	9%	1,990,994	23%	552,899	28%
Income tax expense	717,145	3%	-	0%	717,145	100%
Net income	1,826,748	7%	1,990,994	23%	(164,246)	-8%

Net income attributable to common shareholders	1,826,748	7%	1,898,994	21%	(72,246)	-4%

Revenue

Revenue, net increased by $16,965,446 (242%) to $23,989,880 for the nine-months ended December 31, 2019, compared to $7,024,434 for the nine-months ended December 31, 2018. The majority of the increase in revenue was attributable to increased revenue from JSAT under the Cup Agreement. Revenue from JSAT increased by $16,666,270 (242%) to $23,334,345 for the nine-months ended December 31, 2019, compared to $6,668,075 for the nine-months ended December 31, 2018.

Revenue for products increased mainly due to increased revenue from our Signature Cars and S7. Revenue from Signature Cars increased by $557,473 (31%) to $2,329,191 for the nine-months ended December 31, 2019, compared to $1,771,718 for the nine-months ended December 31, 2018. Product revenue from S7 increased by $870,278 (100%) to $870,278 for the nine-months ended December 31, 2019, compared to $0 for the nine-months ended December 31, 2018.

Cost of Revenue

Cost of Revenue for our Signature Cars, and S7 supercar consists primarily of parts, labor and manufacturing overhead related to shop and warehouse supplies and expenses. Cost of revenue for our S1 supercars consists primarily of labor and outside service costs related to the engineering and design of the S1, and overhead related to our facilities costs and administration. Lifestyle accessories and other Saleen-branded products are purchased directly from third-party vendors. Cost of revenue increased by approximately $16,965,284 (556%) to $20,013,875 for the nine-months ended December 31, 2019, compared to $3,048,591 for the nine-months ended December 31, 2018. The increase in the cost of revenue was primarily attributable to increased costs related to JSAT.

Gross Profit

Gross profit as a percentage of net revenue decreased by 11% to 27% for the nine-months ended December 31, 2019, compared to 66% for the nine-months ended December 31, 2018. The decrease in gross profit percentage related to the increased revenue to JSAT which had a lower gross profit percentage as to compared to our product revenue.

Operating Expenses

Operating costs include research and design, sales and marketing, general and administrative, non-cash stock-based compensation and depreciation.

Advertising, sales, and marketing expense increased $582,160 (113%) to $1,096,669 during the nine-months ended December 31, 2019, compared to $514,509 during the nine-months ended December 31, 2018. The increase relates to new advertising efforts that were not in place in 2018.

General and administrative expenses decreased $63,958 (2%) to $3,234,145 during the nine-months ended December 31, 2019, compared to $3,170,187 during the nine-months ended December 31, 2018. The decrease in general and administrative expenses was due primarily to decreased officer and general and administrative employee salaries and headcount and a decrease in accounting fees for the period.

We had $7,000 of research and development costs during the nine-months ended December 31, 2019, compared to $24,600 during the nine-months ended December 31, 2018.

Depreciation and amortization expense increased by $95,955 (154%) to $158,131 for the nine-months ended December 31, 2019, compared to $62,176 for the nine-months ended December 31, 2018.

Income from Operations

During the nine-months ended December 31, 2019, we generated income from operations of $2,745,567 compared to income from operations of $2,017,085 incurred during the nine-months ended December 31, 2018. Income from operations for the nine-months ended December 31, 2019, was due primarily to increased revenue and gross profit, offset in part by increased sales and marketing efforts.

Other Expense

Other expenses include interest and financing costs. Interest and financing costs increased $175,583 (673%) to $201,674 during the nine-months ended December 31, 2019, compared to $26,091 during the nine-months ended December 31, 2018. The increase in interest and financing costs during the nine-months ended December 31, 2019, was due primarily to changes related to adoption of the new lease standard offset by an overall reduction in debt and two debtors that have waived interest.

Income Tax Expense

During the nine-months ended December 31, 2019, we reported income tax expense of $717,145. We had no income tax expense during the nine-months ended December 31, 2018.

Liquidity and Capital Resources

Our working capital deficiency as of December 31, 2019, and March 31, 2018, was as follows:

	As of	As of
	December 31, 2019	March 31, 2019

Current assets	$2,025,062	$3,619,119
Current liabilities	3,374,730	4,398,809
Net working capital deficiency	$(1,349,668)	$(779,690)

The following summarizes our cash flow activity for the nine-months ended December 31, 2019, and 2018:

Cash Flows

	Nine-Months	Nine-Months
	Ended	Ended
	December 31, 2019	December 31, 2018

Net cash provided by (used in) Operating Activities	$492,810	$(198,523)
Net cash used in Investing Activities	(2,572,359)	(143,630)
Net cash (used in) provided by Financing Activities	(602,172)	38,940
Change in cash during the period	(2,681,721)	(303,213)
Cash, Beginning of Period	3,374,234	523,120
Cash, End of Period	$692,513	$219,907

The Company has incurred significant net losses since inception however, during the nine-months ended December 31, 2019, the Company’s financial performance significantly improved, and we recorded net income of $1,826,748 and generated cash flows from operations of $492,810, primarily due to revenues from JSAT. Our ability to continue to generate net income and positive cash flows from operations is primarily dependent on our ability to continue to generate revenue from our contracts with JSAT and to generate revenue from the sale of our Signature Cars.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result in the delay in filing this Quarterly Report on 10-Q, and notwithstanding that there were no accounting errors with respect to our financial statements, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Effective April 30, 2020, Michael Roe was appointed the Chief Financial Officer of the Company.

Other than the items discussed above, during the three and nine-months ended December 31, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective April 30, 2020, Michael Roe was appointed the Chief Financial Officer of the Company.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.
3.2	Certificate of Amendment of Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 13, 2013.
3.3	Articles of Merger effective June 17, 2013. Incorporated by reference to Exhibit 3.1.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.
3.4	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit A to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 31, 2013
3.5	Certificate of Amendment to Articles of Incorporation filed December 7, 2017. Incorporated by reference to Exhibit 3.1.5 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.6	Certificate of Amendment to Articles of Incorporation filed December 19, 2017. Incorporated by reference to Exhibit 3.1.6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017. Incorporated by reference to Exhibit 3.1.7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.7	Certificate of Designation of the Series B Preferred Stock of Saleen Automotive, Inc. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2019.
3.9	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 18, 2011.
10.1	Asset Purchase Agreement, dated as of May 31, 2019, between Saleen Automotive, Inc. and S7 Supercars LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2019.
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020

SALEEN AUTOMOTIVE, INC.

By:	/s/ Steve Saleen
Name:	Steve Saleen
Title:	Chief Executive and Chief Financial Officer

